Form 10-Q
period 1998-06-30
RAILWORKS CORP
filed 1998-09-11
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________

                         Commission file number 0-24639
                                                -------

                              RailWorks Corporation
       (Exact name of registrant as specified in its governing instrument)

                  Delaware                                58-2382378
           (State of Organization)             (IRS Employer Identification No.)

           1104 Kenilworth Drive, Suite 301, Baltimore, Maryland 21204
     (Address of principal executive office)              (Zip Code)

       (Registrant's telephone number, including area code) (410) 512-0500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

15,073,530 shares of common stock were outstanding as of September 1, 1998.
---------------------------------------------------------------------------

                              RailWorks Corporation

                                    CONTENTS



PART 1 - FINANCIAL INFORMATION

         Item 1 - Financial Statements:

     RailWorks Corporation:
              Condensed Balance Sheet as of June 30, 1998 (unaudited)
              Condensed Statement of Income for the three months ended June 30,
                  1998 (unaudited) and for the period from inception (March 20, 1998) to June 30, 1998 (unaudited)
              Condensed Statement of Cash Flows for the period from inception
                  (March 20, 1998) to June 30, 1998 (unaudited)
              Notes to Condensed Financial Statements (unaudited)

     Comstock Holdings, Inc.:
              Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                  December 31, 1997
              Consolidated Statements of Income for the three months ended June
                  30, 1998 (unaudited) and 1997 (unaudited) and the six months ended June 30, 1998 (unaudited) and 1997 (unaudited)
              Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1998 (unaudited) and 1997 (unaudited)
              Notes to Consolidated Financial Statements (unaudited)

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:
                           RailWorks Corporation
                           Comstock Holdings, Inc.

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Items 1 through 6
     Signatures

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              RailWorks Corporation
                             CONDENSED BALANCE SHEET
                                  June 30, 1998
                                 (in Thousands)
                                   (Unaudited)

ASSETS
------

CURRENT ASSETS:
         Cash........................................................         $55
                                                                              ---

                  Total current assets...............................          55
                                                                              ---

                  Total assets.......................................         $55
                                                                              ===


LIABILITIES and STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:

         Advances from Founding Companies............................         $55
                                                                              ---

                  Total current liabilities..........................          55
                                                                              ---

                  Total liabilities..................................          55
                                                                              ---

STOCKHOLDER'S EQUITY:

         Preferred stock, $0.01 par value. Authorized 10,000,000
           shares. No shares issued..................................          --
         Common stock, $0.01 par value.  Authorized 100,000,000
           shares, 10 shares issued and outstanding..................          --
                                                                              ---
         Paid-in capital ............................................
                  Total stockholder's equity.........................          --
                                                                              ---

                  Total liabilities and stockholder's equity.........         $55
                                                                              ===


            See accompanying Notes to Condensed Financial Statements.

                              RailWorks Corporation
                          CONDENSED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
         AND THE PERIOD FROM INCEPTION (MARCH 20, 1998) TO JUNE 30, 1998
                                 (in Thousands)
                                   (Unaudited)


                                                                 Three Months            Inception
                                                                     Ended                Through
                                                                 June 30, 1998         June 30, 1998
                                                                 -------------         -------------
Revenues.......................................................     $     --               $    --
Selling, General and Administrative Expenses...................           --                    --
                                                                    --------               -------
Income Before Income Taxes.....................................           --                    --
Provision For Income Taxes.....................................           --                    --
                                                                          --                    --
Net Income.....................................................     $     --               $    --
                                                                    ========               =======


            See accompanying Notes to Condensed Financial Statements.

                              RailWorks Corporation
                        CONDENSED STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM INCEPTION (MARCH 20, 1998) TO
                                  JUNE 30, 1998
                                 (in Thousands)
                                   (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                    $--
                                                                         ---

CASH FLOWS FROM INVESTING ACTIVITIES:                                     --
                                                                         ---

CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances from Founding Companies........................         55
                                                                         ---
                  Net cash provided by financing activities......         55
                                                                         ---

NET INCREASE IN CASH.............................................         55

CASH, beginning of period........................................         --
                                                                         ---

CASH, end of period..............................................        $55
                                                                         ===

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for interest................        $--
                                                                         ===
         Cash paid during the period for income taxes............        $--
                                                                         ===


            See accompanying Notes to Condensed Financial Statements.

                              RailWorks Corporation
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Operating results for the three months ended June 30, 1998 and the period from inception (March 20, 1998) to June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2   ORGANIZATION

         RailWorks Corporation ("RailWorks") was incorporated in Delaware on March 20, 1998 and was initially capitalized on such date through the sale of 10 shares of Common Stock for an aggregate purchase price of $100. RailWorks seeks to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. RailWorks' strategy is to provide a full range of rail related services and products on a national basis and offer integrated rail system solutions. To accomplish this objective, RailWorks intends to acquire (the "Acquisitions") fourteen U.S. businesses (the "Founding Companies"), complete an initial public offering (the "Offering") of its common stock (taken together "the Consolidation") and, subsequent to the Consolidation, intends to acquire, through merger or purchase similar companies to expand its operations. RailWorks and its newly formed, wholly-owned subsidiaries have signed definitive agreements to acquire by merger the Founding Companies upon consummation of the Offering. The Founding Companies are: Annex Railroad Builders, Inc. and Associated Companies, Comtrak Construction, Inc., Comstock Holdings, Inc., Condon Brothers, Inc., CPI Concrete Products Inc., H.P. McGinley, Inc., Kennedy Railroad Builders, Inc. and Associated Companies, Merit Railroad Contractors, Inc., Midwest Construction Services, Inc., New England Railroad Construction Company, Inc., Railroad Service, Inc. and Associated Companies, Southern Indiana Wood Preserving Company, Inc., U.S. Trackworks, Inc. and Associated Companies, and Wm. A. Smith Construction Co., Inc. and Associated Companies.

         For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) has been identified as the accounting acquiror consistent with Staff Accounting Bulletins ("SAB") No. 97 of the Securities and Exchange Commission because its owners are expected to receive the largest portion

(approximately 32.8%) of the shares of Common Stock issued to the owners of the Founding Companies in the Consolidation. The acquisitions of the remaining Founding Companies will be accounted for as purchases in accordance with Accounting Principles Board ("APB") Statement No. 16 "Business Combinations".

         Through June 30, 1998, RailWorks conducted no operations but incurred incidental startup, organizational and administrative expenses that were funded by advances from the fourteen Founding Companies.

NOTE 3   SUBSEQUENT EVENTS

         On August 4, 1998, RailWorks consummated the Offering of 5,000,000 shares of its common stock at a price of $12.00 per share. Gross proceeds were $60.0 million and net proceeds to Railworks, after deducting underwriting discounts and commissions, were $55.8 million ($53.6 million after deducting miscellaneous Offering expenses of approximately $2.2 million).

         Following the completion of the Offering, on September 8, 1998 RailWorks paid $1.6 million to Comstock Group, Inc. in satisfaction of all contingent payments owed in connection with the purchase of L.K. Comstock & Company, Inc. by Comstock Holdings, Inc.

         Concurrent with the Offering, RailWorks also issued an aggregate of 8,557,280 shares of common stock to the owners of the Founding Companies in exchange for 100% of the outstanding stock of the Founding Companies. The Founding Companies were under contract to compensate IPO Development Company, its organizer, for services rendered in conjunction with the Offering. As a result, IPO Development Company received 310,368 shares of Common Stock in satisfaction of the obligations of the Founding Companies.

         Additionally, RailWorks issued 1,205,872 shares of common stock to its executive management team. As a result of this stock grant, RailWorks estimates it will recognize approximately $14.5 million in compensation expense in the third quarter of 1998.

         On August 13, 1998, the Compensation Committee of the Board of Directors adopted its 1998 Stock Incentive Plan which reserves 2,000,000 shares of common stock for issuance under the Plan. The shares are to be issued at the discretion of the Board of Directors to incentivize management of RailWorks and its subsidiaries.

         On August 4, 1998, RailWorks' two independent directors were each granted an option to purchase 10,000 share of common stock at the Offering price.

NOTE 4 - CREDIT FACILITY

         On August 4, 1998, RailWorks entered into a secured $75 million revolving credit agreement with NationsBank, N.A. (the "Credit Facility"). The Revolver expires on August 4, 2001, however RailWorks may request the bank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not exceed $20 million.

         Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix. A facility fee of 2% is also payable on the total Credit Facility.

         As of August 28, 1998, RailWorks had total borrowings outstanding of $35.3 million under the Credit Facility.

NOTE 5 - EMPLOYMENT AGREEMENTS

         RailWorks has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Accounting Officer who will be executive officers of the Company (together, the "Named Executive Officers"). The agreements expire on December 31, 2001 (the "Expiration Date") and will continue on a year-to-year basis, unless terminated by either party. The agreements provide for annual base salaries of $275,000, $200,000, $100,000 and $135,000 for Messrs. Larkin, Azarela, Kennedy and Kropp, respectively, and provide that these executive officers will receive 5%, 2%, 1.5% and 1.5% respectively, of the first bonus pool (the "First Bonus Pool") and 33.3%, 13.3%, 10.0% and 10.1%, respectively, of the second bonus pool (the "Second Bonus Pool"). The First Bonus Pool will consist of 10% of pre-tax profits and the Second Bonus Pool will consist of 15% of the amount by which net income exceeds certain benchmarks. In addition, the agreements provide that each Executive Officer will be granted shares of restricted stock, as set forth herein. At any time after the Offering, the employee may request a loan from RailWorks in the amount of the income taxes due on stock granted to the employee under his employment agreement. The loan will be collateralized only by the stock granted and the employee otherwise will not be personally obligated to repay the loan. The term of the loan will be five years, requiring annual interest payments; however, the term will be accelerated following termination of employment. Each agreement contains non-competition, non-solicitation and confidential information provisions.

         Upon consummation of the Acquisitions, RailWorks entered into employment agreements with certain employee-stockholders of each Founding Company. The agreements expire on the second anniversary of the closing date of the Offering. On and after such date, the employees may give twelve months written notice of termination of the agreement (the "Expiration Date"). Each agreement is terminable by RailWorks with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of six months during any consecutive twelve-month period or by the employee. Each agreement provides for an annual base salary and provides that the salary be adjusted after the initial term of the agreement to reflect the employee's duties and responsibilities. Furthermore, each employee will be entitled to a portion of the First Bonus Pool and the Second Bonus Pool. As a group, the owners of the Founding Companies will be entitled to an aggregate of 40% of the First Bonus Pool and 33.3% of the Second Bonus Pool.

                             Comstock Holdings, Inc.

                           CONSOLIDATED BALANCE SHEETS
              As of June 30, 1998 (unaudited) and December 31, 1997
                                 (in Thousands)


                                                            June 30, 1998   December 31, 1997
                           ASSETS                            (unaudited)
                                                             -----------       -----------
CURRENT ASSETS:
   Cash ..................................................      $   119          $ 1,120
   Accounts receivable ...................................       52,435           46,436
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ...................       17,166           17,149
   Inventory .............................................          769            1,240
   Deferred tax asset ....................................        1,020            1,020
   Other current assets ..................................        1,280              977
                                                                -------          -------

                  Total current assets ...................       72,789           67,942
                                                                -------          -------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS .....................          598              448
LESS -- ACCUMULATED DEPRECIATION AND
   AMORTIZATION ..........................................          119               56
                                                                -------          -------
EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, Net .....................................          479              392
                                                                -------          -------

OTHER ASSETS .............................................          206               18
                                                                -------          -------
                  Total assets ...........................      $73,474          $68,352
                                                                =======          =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ..................      $   828          $ 2,555
   Accounts payable and accrued liabilities ..............       27,616           22,547
   Accrued payroll and related withholdings ..............        4,087            4,711
   Billings in excess of costs and estimated
     earnings on uncompleted contracts ...................        6,007            8,510
   Other current liabilities .............................        4,262            3,119
                                                                -------          -------

                  Total current liabilities ..............       42,800           41,442
                                                                -------          -------

LONG-TERM DEBT ...........................................   15,231       12,449
EXCESS OF ACQUIRED NET ASSETS OVER COST ..................   10,076       10,210
OTHER LIABILITIES ........................................    2,808        2,813
                                                            -------      -------

                  Total long-term liabilities ............   28,115       25,472
                                                            -------      -------

                  Total liabilities ......................   70,915       66,914
                                                            -------      -------

COMMITMENTS AND CONTINGENCIES ............................       --           --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 150,000 shares
     authorized 111,500 shares issued and
     outstanding .........................................        1            1
   Additional paid-in capital ............................        9            9
   Retained earnings .....................................    2,549        1,428
                                                            -------      -------

              Total Stockholders' Equity .................    2,559        1,438
                                                            -------      -------

              Total Liabilities & Stockholders' Equity ...  $73,474      $68,352
                                                            =======      =======


          See accompanying Notes to Consolidated Financial Statements.

                             Comstock Holdings, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 and 1997
                                 (in Thousands)
                                   (unaudited)


                                                            Three Months Ended
                                                                  June 30
                                                          ----------------------
                                                          1998              1997
                                                          ----              ----
Revenues............................................    $44,752           $34,739
Contract Costs......................................     39,938            30,304
                                                         ------            ------
Gross Profit........................................      4,814             4,435
Selling, General and Administrative Expenses........      3,662             3,349
Depreciation and Amortization.......................        (19)              (53)
Interest Expense....................................        438               424
Interest and Other Income...........................          5                17
                                                        -------           -------
Income Before Income Taxes..........................        728               698
Provision For Income Taxes..........................        273               280
                                                        -------           -------
Net Income..........................................    $   455           $   418
                                                        =======           =======


          See accompanying Notes to Consolidated Financial Statements.


                             Comstock Holdings, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                                 (in Thousands)
                                   (unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                          ----------------------
                                                          1998              1997
                                                          ----              ----
Revenues............................................    $86,380           $67,140
Contract Costs......................................     77,143            58,301
                                                        -------           -------
Gross Profit........................................      9,237             8,839
Selling, General and Administrative Expenses........      6,886             7,244
Depreciation and Amortization.......................        (58)             (114)
Interest Expense....................................        858               988
Interest and Other Income...........................       (287)             (709)
                                                        -------           -------
Income Before Income Taxes..........................      1,838             1,430
Provision For Income Taxes..........................        717               572
                                                        -------           -------
Net Income..........................................    $ 1,121           $   858
                                                        =======           =======


          See accompanying Notes to Consolidated Financial Statements.

                             Comstock Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                                 (in Thousands)
                                   (unaudited)


                                                                         Six Months Ended
                                                                              June 30
                                                                        -------------------
                                                                        1998           1997
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................          $ 1,121        $   858
   Adjustments to reconcile net income to net
     cash used in operating activities--
       Depreciation and amortization........................              (58)          (114)
       Deferred taxes.......................................               --            208
       Gain on sale of equipment............................               (8)           (96)
       Change in assets and liabilities:
         Increase in accounts receivable and costs
           and estimated earnings in excess of
           billings on uncompleted contracts................           (6,016)        (2,569)
         Decrease in inventory..............................              471            356
         Increase in other current assets...................             (303)           (11)
         Increase (decrease) in accounts payable
           and accrued liabilities..........................            5,069         (6,101)
         (Decrease) increase in accrued payroll and
           related withholdings.............................             (624)         1,899
         (Decrease) increase in billings in excess of
           costs and estimated earnings on
         uncompleted contracts..............................           (2,503)         4,711
         Increase (decrease) in other current
           liabilities......................................            1,143             (9)
         Increase in other assets...........................             (188)           (35)
         Decrease in other liabilities......................               (5)           (24)
                                                                     --------        -------

           Net cash used in operating activities............           (1,901)          (927)
                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of equipment.........................                8             96
   Purchase of equipment and leasehold
     improvements...........................................             (163)          (289)
                                                                     --------        -------

           Net cash used in investing activities............             (155)          (193)
                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from contingent promissory notes................               --         14,608
   Repayment of contingent promissory notes.................               --           (157)
   Proceeds from note payable...............................               --          4,000
   Repayments of note payable...............................               --         (1,000)
   Proceeds from long-term borrowings.......................            8,986          8,990
   Repayment of long-term borrowings........................           (7,931)       (23,420)
                                                                     --------        -------
           Net cash provided by financing activities........            1,055          3,021
                                                                     --------        -------

NET (DECREASE) INCREASE IN CASH.............................           (1,001)         1,901

CASH, beginning of period...................................            1,120             10
                                                                     --------        -------
CASH, end of period.........................................         $    119        $ 1,911
                                                                     ========        =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest.................         $    588        $   936
                                                                     ========        =======
   Cash paid during the period for income taxes.............         $     66        $   261
                                                                     ========        =======


          See accompanying Notes to Consolidated Financial Statements.

                             Comstock Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2   ORGANIZATION

         Comstock Holdings, Inc. (formerly LKC Acquisition Corp.) (together with its predecessor company, "Holdings"), was incorporated on November 20, 1996 as a Delaware corporation for the purpose of acquiring L.K. Comstock & Company, Inc. (the "Predecessor Company"). Holdings had no operations from November 20, 1996, its incorporation date, through January 1, 1997.

         Effective January 1, 1997, Holdings purchased the stock of the Predecessor Company. The accompanying financial statements have been prepared by Holdings management and present the financial position and results of operations of Holdings from the acquisition date.

         Holdings provides electrical contracting services directly to end users and, indirectly, by acting as a subcontractor for construction managers, general contractors and other subcontractors. Services are provided to a broad range of customers including corporations, municipalities and other governmental entities, primarily in the Northeast and, to a lesser extent, in the Midwestern and West Coast regions of the United States.

NOTE 3   SUBSEQUENT EVENTS

         On May 21, 1998, the stockholders of Holdings entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with RailWorks Corporation ("RailWorks"). Under the terms of the Merger Agreement, the stockholders will exchange their stock of Holdings for cash and stock of RailWorks.

         On August 4, 1998 RailWorks closed an initial public offering ("IPO") of 5,000,000 shares of its common stock at a price of $12.00 per share. Net proceeds to RailWorks were $55.8 million.

         Concurrent with the closing of the IPO, RailWorks acquired (the "Combination") 14 companies (the "Founding Companies" or "Subsidiaries") in the rail system services industry including construction and rehabilitation, repair and maintenance, and related services. RailWorks issued an aggregate of 8,557,280 shares of common stock to its newly formed, wholly-owned Subsidiaries upon the closing of the IPO. This issuance was in exchange for one hundred percent of the outstanding stock of the Founding Companies.

         The net proceeds of the Offering were used to pay the cash portion of the purchase price for the Founding Companies in the Combination and were used to repay a portion of certain indebtedness of Holdings and of the Founding Companies.

         For accounting and financial statement purposes, Holdings has been identified as the accounting acquiror consistent with Staff Accounting Bulletins ("SAB") No. 97 of the Securities and Exchange Commission because its owners are expected to receive the largest portion (approximately 32.8%) of the shares of common stock issued to the owners of the Founding Companies in the Combination. The acquisitions of the remaining Founding Companies will be accounted for as purchases in accordance with Accounting Principles Board ("APB") Statement No. 16 "Business Combinations".

         Following the completion of the acquisition of Holdings on September 8, 1998 RailWorks paid $1.6 million to Comstock Group, Inc. in satisfaction of all contingent payments owed in connection with the purchase of L.K. Comstock & Company, Inc. by Holdings.

NOTE 4   DEBT

Long term debt consists of (in thousands):

                                                June 30, 1998        December 31, 1997
                                                 (unaudited)
                                                 -----------             -----------
Revolving Credit Agreement(a)............          $15,000                 $12,057
Temporary Revolver(a)....................               --                     550
Promissory Note(a).......................              500                   1,700
Fixed Asset Notes........................              559                     697
                                                   -------                 -------
                                                    16,059                  15,004
Less -- Current portion..................              828                   2,555
                                                   -------                 -------
                                                   $15,231                 $12,449
                                                   =======                 =======

(a) On August 4, 1998, the outstanding revolving credit debt and promissory note were paid in full. The settlement of the debt was concurrent with the consummation of the IPO and the execution of the credit agreement between RailWorks and NationsBank, N.A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - RAILWORKS CORPORATION

         RailWorks Corporation ("RailWorks") was incorporated in Delaware on March 20, 1998 as a holding company to acquire 14 companies (the "Founding Companies" or "Subsidiaries") that provide rail system services, including construction and rehabilitation, repair and maintenance, and related products. For the three months ended June 30, 1998 and for the period from inception (March 20, 1998) to June 30, 1998 RailWorks did not conduct any operations. Cash advances were made by the Founding Companies to fund incidental start-up, organizational and administrative expenses related to RailWorks' subsequent initial public offering ("IPO"). On July 30, 1998, RailWorks completed the IPO of 5,000,000 shares of its Common Stock.

LIQUIDITY AND CAPITAL RESOURCES - RAILWORKS CORPORATION

         RailWorks expects capital expenditures of approximately $1.0 million and $3.0 million in 1998 and 1999, respectively, including the expansion of its management information systems.

         Cash for future acquisitions and working capital will be financed by funds generated from operations, together with borrowings under a three-year, $75 million senior revolving credit facility (the "Credit Facility") which NationsBank, N.A. ("NationsBank") committed to extend on August 4, 1998. The Revolver expires on August 4, 2001, however RailWorks may request NationsBank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not exceed $20 million.

         Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix. A facility fee of 2% is also payable on the total Credit Facility.

         As of August 28, 1998, RailWorks had borrowings outstanding of $35.3 million pursuant to the Credit Facility, which borrowings were used to repay a portion of the indebtedness of the Founding Companies and fund expenses related to the IPO. Availability of borrowings will be subject to a borrowing base formula that initially will limit borrowings to approximately $45 million. The Credit Facility is secured by a first lien on all of the capital stock of RailWorks' Subsidiaries and on all accounts receivable of RailWorks and its Subsidiaries. The credit agreement (the "Credit Agreement") governing the Credit Facility contains a negative pledge on all other assets of RailWorks and its Subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the Credit Facility. RailWorks may also finance future acquisitions with shares of Common Stock.

RESULTS OF OPERATIONS - COMSTOCK HOLDINGS, INC.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenue. Revenue increased $10.0 million, or 28.8%, from $34.7 million for the three months ended June 30, 1997 to $44.7 million for the three months ended June 30, 1998. This increase was partly a result of a $6.3 million increase in revenue from New York Commercial Operation due primarily to the completion of work on certain large projects. Included in these projects was work performed at John F. Kennedy International Airport ("JFK") and Two Penn Plaza. Progress in the completion of certain New York Transit projects, including the Pelham Line project, attributed to the additional increase.

         Gross Profit. Gross profit increased $379,000, or 8.5%, from $4.4 million for the three months ended June 30, 1997 to $4.8 million for the three months ended June 30, 1998. This increase was a result of the increased revenue mentioned above. The gross profit percentage decreased 2.0%, from 12.8% for the three months ended June 30, 1997 to 10.8% for the three months ended June 30, 1998. This decrease was the result of incremental costs associated with the JFK projects.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $313,000, or 9.3%, from $3.3 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998. This increase was primarily attributable to increased bonus-related compensation expense in the second quarter of 1998. As a percentage of revenue, selling, general and administrative expenses decreased from 9.6% for the three months ended June 30, 1997 to 8.2% for the three months ended June 30, 1998. This decrease was a result of leveraging general and administrative expenses over higher revenue.

         Net Income. Net income remained stable at $418,000 for the three months ended June 30, 1997 and $455,000 for the three months ended June 30, 1998.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenue. Revenue increased $19.2 million, or 28.6%, from $67.1 million for the six months ended June 30, 1997 to $86.4 million for the six months ended June 30, 1998. This increase was partly a result of a $16.7 million increase in revenue from New York Commercial Operation due primarily to the completion of work on certain large projects. Included in these projects was work performed at JFK and Two Penn Plaza. The continuation of certain power and industrial work, including the A.K. Steel Project in Indiana and the Mingo Junction Project in Ohio, attributed to the additional increase in revenue.

         Gross Profit. Gross profit increased $398,000, or 4.5%, from $8.8 million for the six months ended June 30, 1997 to $9.2 million for the six months ended June 30, 1998. This increase was a result of the increased revenue mentioned above. The gross profit percentage decreased 2.5%, from 13.2% for the six months ended June 30, 1997 to 10.7% for the six months ended June 30, 1998. This decrease was the result of costs associated with New York Commercial Operation including the JFK projects and Emergency Medical Services' Building project.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $358,000, or 4.9%, from $7.2 million for the six months ended June 30, 1997 to $6.9 million for the six months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 10.8% for the six months ended June 30, 1997 to 8.0% for the six months ended June 30, 1998. These declines were a result of reductions in executive and administrative staff and tighter cost controls by management.

         Net Income. Net income increased $263,000, or 30.7% from $858,000 for the six months ended June 30, 1997 to $1.1 million for the six months ended June 30, 1998 as a result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES OF COMSTOCK HOLDINGS, INC.

         At June 30, 1998, Holdings had working capital of $30.0 million and cash and cash equivalents of $119,000 as compared to $26.5 million and $1.1 million, respectively, at December 31, 1997. For the six months ended June 30, 1998, the cash flow deficit from operations of $1.9 million was primarily due to the acceleration of certain projects in New York Commercial Operation.

         At June 30, 1998, Holdings' wholly-owned subsidiary, L.K. Comstock & Company, Inc. ("L.K. Comstock"), had a $17.0 million revolving credit line pursuant to two separate agreements with Harris Trust and Savings Bank. Borrowings bear interest at either 1% over the prime rate or 3.25% over the London Interbank Offered Rate ("LIBOR"). These borrowings were secured by substantially all of the assets of L.K. Comstock and were subject to various financial covenants. Holdings, and to a limited extent, certain members of Holdings' management, had guaranteed a portion of the borrowings. The total amount of borrowings outstanding under these credit lines was $15.0 million at June 30, 1998. There were no outstanding letters of credit at June 30, 1998. Upon the closing of the IPO, RailWorks assumed the obligations under the credit line and repaid all outstanding borrowings.

         At June 30, 1998 L.K. Comstock had a $500,000 note payable to BW Capital. RailWorks assumed this obligation in conjunction with the IPO and repaid the amount outstanding.

         The contracts under which Holdings performs services generally require retainage ranging from 2% to 10% of the total contract price until the project is complete. At June 30, 1998, $15.9 million of Holdings' accounts receivable consisted of retainage. In some instances, the terms of the contract allow Holdings to replace the amount withheld with certain marketable securities, such as treasury bonds, and retain the yield on such investments. At June 30, 1998, $5.8 million of Holdings retainage was invested in marketable securities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

(i)      Use of Proceeds

         In connection with the initial public offering of the Company's Common Stock (the "Offering"), the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration No. 333-53483) was declared effective by the Securities and Exchange Commission on July 29, 1998. The managing underwriters were BT Alex. Brown Incorporated, Schroder & Co. Inc. and Piper Jaffray Inc. The Offering commenced on July 29, 1998, all securities offered thereby were sold and the Offering has terminated. The securities registered consisted of 5,000,000 shares (the "Offered Shares") of Common Stock, all of which were sold for the account of the Company.

         The Offered Shares were sold at a price to the public of $12.00 per share, for aggregate gross proceeds of $60.0 million. Underwriting discounts and commissions totaled $4.2 million and other miscellaneous expenses incurred in connection with the Offering amounted to approximately $2.2 million, resulting in net offering proceeds of approximately $53.6 million. A portion of the miscellaneous expenses incurred in connection with the Offering were financed with borrowings under the Company's credit facility. The proceeds of the Offering were not received by the Company until August 4, 1998, the closing date of the Offering, which date is subsequent to the ending date of the period covered by this Report.

(ii)     Recent Sales of Unregistered Securities

         On August 4, 1998, (i) 8,557,280 shares of Common Stock were issued to the owners of the Founding Companies for 100% of the outstanding stock of the Founding Companies, (ii) 1,205,872 shares of Common Stock were issued to the executive officers of the Company and (iii) 310,368 shares of Common Stock were issued to IPO Development Company for services rendered in conjunction with the completion of the Offering. The foregoing issuances were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

*  Item 3.   Default Upon Senior Securities

             None

*  Item 4.   Submission of Matters to a Vote of Security Holders

                  On June 25, 1998, by written consent RailWorks' 1998 Stock Incentive Plan was approved by the sole stockholder.

                  On May 21, 1998, by written consent, RailWorks' Amended and Restated Certificate of Incorporation was approved by the sole stockholder.

*  Item 5.   Other Information

             None

*  Item 6.   Exhibits and Reports on Form 8-K

             a)   Exhibit List:

             10.1 Amended and Restated Employment Agreement between RailWorks Corporation and John G. Larkin dated as of August 4, 1998

             10.2 Amended and Restated Employment Agreement between RailWorks Corporation and Michael R. Azarela dated as of August 4, 1998

             10.3 Amended and Restated Employment Agreement between RailWorks Corporation and John Kennedy dated as of August 4, 1998

             10.4 Amended and Restated Employment Agreement between RailWorks Corporation and Harold C. Kropp, Jr. dated as of August 4, 1998

             27.1 RailWorks Financial Data Schedule (for SEC filing purposes only)

             b)     Reports
                    Not Applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RailWorks Corporation


                                    /s/ MICHAEL R. AZARELA
                                    --------------------------------------------
                                    By: Michael R. Azarela
                                        Executive Vice-President and
                                          Chief Financial Officer


Date: September 11, 1998