Form 10-Q
period 1998-09-30
RAILWORKS CORP
filed 1998-11-13
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------
(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998
                                        ------------------

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

15,073,530 shares of Common Stock were outstanding as of November 9, 1998.
-------------------------------------------------------------------------------

                             RailWorks Corporation

                                    CONTENTS



PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements:
           Consolidated Balance Sheets as of September 30, 1998
               (unaudited) and December 31, 1997
           Consolidated Statements of Income for the three months ended
               September 30, 1998 (unaudited) and 1997 (unaudited) and for the nine months ended September 30, 1998 (unaudited) and 1997 (unaudited)
           Consolidated Statements of Cash Flows for nine months ended
               September 30, 1998 (unaudited) and 1997 (unaudited)
           Notes to Consolidated Financial Statements (unaudited)
         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:
               Introduction
               Historical Results of Operations
               Pro Forma Results of Operations
               Liquidity and Capital Resources
               Year 2000

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Items 1 through 6
     Signatures

                             RailWorks Corporation
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                                                  (unaudited)
                                                                 September 30,   December 31,
                                                                     1998            1997

                                    ASSETS

CURRENT ASSETS:
   Cash ..........................................                $   3,205       $  1,120
   Accounts receivable ...........................                   68,780         46,436
   Costs and estimated earnings in excess of
     billings on uncompleted contracts ...........                   21,341         17,149
   Inventories:
      Raw materials ..............................                    8,242          1,240
      Finished goods .............................                    1,713             --
   Deferred tax asset ............................                       --          1,020
   Other current assets ..........................                    2,989            977
                                                                  ---------       --------

                  Total current assets ...........                  106,270         67,942
                                                                  ---------       --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                 13,603            448
   LESS -- ACCUMULATED DEPRECIATION AND
   AMORTIZATION ..................................                     (506)           (56)
                                                                  ---------       --------
EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, Net .............................                   13,097            392
                                                                  ---------       --------
OTHER ASSETS:
   Goodwill ......................................                   88,426             --
   Deferred tax asset.............................                    1,660             --
   Other .........................................                    2,245             18
                                                                  ---------       --------
                  Total other assets .............                   92,331             18
                                                                  ---------       --------
                  Total assets ...................                $ 211,698       $ 68,352
                                                                  =========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ..........                $     884       $  2,555
   Accounts payable and accrued liabilities ......                   34,940         22,547
   Accrued payroll and related withholdings ......                    4,507          4,711
   Billings in excess of costs and estimated
     earnings on uncompleted contracts ...........                    5,922          8,510
   Deferred tax liability.........................                      542             --
   Other current liabilities .....................                    3,567          3,119
                                                                  ---------       --------
                   Total current liabilities .....                   50,362         41,442
                                                                  ---------       --------


LONG-TERM DEBT ....................................         39,678        12,449
EXCESS OF ACQUIRED NET ASSETS OVER COST ...........          8,744        10,210
OTHER LIABILITIES .................................          7,950         2,813
                                                         ---------       -------

         Total long-term liabilities ..............         56,372        25,472
                                                         ---------       -------

         Total liabilities ........................        106,734        66,914
                                                         ---------       -------

COMMITMENTS AND CONTINGENCIES .....................             --            --
                                                         ---------       -------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value, authorized
      10,000,000 shares, no shares issued .........             --            --
    Common stock, $0.01 par value, authorized
      100,000,000 shares, 15,073,530 shares
      issued and outstanding at September 30 ......            151            30
    Additional paid-in capital ....................        121,321            --
    Retained earnings (deficit) ...................        (16,508)        1,408
                                                         ---------       -------

         Total stockholders' equity ...............        104,964         1,438
                                                         ---------       -------

         Total liabilities and stockholders' equity      $ 211,698       $68,352
                                                         =========       =======


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Three Months Ended
                                                               September 30
                                                      ------------------------------
                                                          1998               1997
                                                          ----               ----

Revenues .......................................      $     53,077       $    41,197
Contract costs .................................           (44,755)          (37,202)
                                                      ------------       -----------
Gross profit ...................................             8,322             3,995
Selling, general and administrative expenses ...            (4,677)           (3,011)
Non-recurring expenses .........................           (19,965)               --
Transaction fees ...............................            (1,281)               --
Depreciation and amortization expense ..........              (803)               48
Interest expense ...............................              (651)             (382)
Interest and other income ......................               269               128
                                                      ------------       -----------
Income (loss) before income taxes ..............           (18,786)              778
Provision for income taxes .....................              (250)             (311)
                                                      ------------       -----------
Net income (loss) ..............................      $    (19,036)      $       467
                                                      ============       ===========

Basic earnings (loss) per share ................      $      (1.72)      $       .16
                                                      ============       ===========

Weighted average shares used in computing
  earnings (loss) per share ....................        11,035,687         2,960,000
                                                      ============       ===========


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Nine Months Ended
                                                                  September 30
                                                        ------------------------------
                                                            1998              1997
                                                            ----              ----
Revenues .........................................      $   139,457       $   108,337
Contract costs ...................................         (121,898)          (95,503)
                                                        -----------       -----------
Gross profit .....................................           17,559            12,834
Selling, general and administrative expenses .....          (11,563)          (10,255)
Non-recurring expenses ...........................          (19,965)               --
Transaction fees .................................           (1,281)               --
Depreciation and amortization expense ............             (745)              162
Interest expense .................................           (1,508)           (1,370)
Interest and other income ........................              556               837
                                                        -----------       -----------
Income (loss) before income taxes ................          (16,947)            2,208
Provision for income taxes .......................             (967)             (883)
                                                        -----------       -----------
Net income (loss) ................................      $   (17,914)      $     1,325
                                                        ===========       ===========

Basic earnings (loss) per share ..................      $     (3.17)      $       .45
                                                        ===========       ===========

Weighted average shares used in computing
  earnings (loss) per share ......................        5,651,896         2,960,000
                                                        ===========       ===========



          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                  (unaudited)

                                                               Nine Months Ended
                                                                  September 30
                                                           -----------------------
                                                              1998          1997
                                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................      $(17,914)      $ 1,325
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization ................           745          (162)
       Non-cash compensation charge .................        14,873            --
       Deferred taxes ...............................            --           490
       Gain on sale of equipment ....................            (3)          (99)
       Change in assets and liabilities:
         Increase in accounts receivable and costs
           and estimated earnings in excess of
           billings on uncompleted contracts ........        (6,679)       (6,340)
         Decrease in inventory ......................           183           462
         (Increase) decrease in other current assets           (667)           18
         Increase (decrease) in accounts payable
            and accrued liabilities .................         4,492        (2,054)
         (Decrease) in accrued payroll and
           related withholdings .....................          (343)         (825)
         (Decrease) increase in billings in excess of
           costs and estimated earnings on
           uncompleted contracts ....................        (3,920)        6,076
         (Decrease) increase in other current
           liabilities ..............................        (2,225)           42
         (Increase) in other assets .................          (120)          (28)
         Increase (decrease) in other liabilities ...         5,073          (325)
                                                           --------       -------

           Net cash used in operating activities ....        (6,505)       (1,420)
                                                           --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment ...................             3            99
  Purchase of equipment and leasehold
    improvements ....................................          (914)         (353)
  Acquisition of Founding Companies, net of cash
    acquired ........................................       (51,139)           --
                                                           --------       -------

         Net cash used in investing activities ......       (52,050)         (254)
                                                           --------       -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of loan origination fee ...................        (1,520)           --
  Proceeds from issuance of Common Stock, net .......        52,487            --
  Proceeds from contingent promissory notes .........            --        14,608
  Repayment of contingent promissory notes ..........            --          (157)
  Proceeds from note payable ........................            --         4,000
  Repayments of note payable ........................            --        (2,500)
  Proceeds from long-term borrowing .................        49,325        11,340
  Repayment of long-term borrowings .................       (39,652)      (23,505)
                                                           --------       -------

       Net cash provided by financing activities ....        60,640         3,786
                                                           --------       -------

NET INCREASE IN CASH ................................         2,085         2,112

CASH, beginning of period ...........................         1,120            10
                                                           --------       -------

CASH, end of period .................................      $  3,205       $ 2,122
                                                           ========       =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest ..........      $  1,269       $ 1,246
                                                           ========       =======

  Cash paid during the period for income taxes ......      $    118       $   188
                                                           ========       =======


NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

The Company issued 8,867,648 shares of Common Stock in exchange for 100% of outstanding Common Stock of the Founding Companies.


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements . Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - ORGANIZATION

         RailWorks Corporation ("RailWorks" or the "Company") was incorporated in Delaware on March 20, 1998 and was initially capitalized on such date through the sale of 10 shares of Common Stock for an aggregate purchase price of $100. RailWorks seeks to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. RailWorks' strategy is to provide a full range of rail related services and products on a national basis and offer integrated rail system solutions. To accomplish this objective, RailWorks acquired, effective August 4, 1998, (the "Acquisitions") fourteen U.S. businesses (the "Founding Companies"), completed an initial public offering (the "Offering") of its Common Stock on the same date (taken together "the Consolidation") and, subsequent to the Consolidation, intends to acquire, through merger or purchase similar companies to expand its operations. RailWorks and its newly formed, wholly-owned subsidiaries, the Founding Companies, have merged together upon consummation of the Offering. The Founding Companies are: Annex Railroad Builders, Inc. and Associated Companies, Comtrak Construction, Inc., Comstock Holdings, Inc., Condon Brothers, Inc., CPI Concrete Products Inc., H.P. McGinley, Inc., Kennedy Railroad Builders, Inc. and Associated Companies, Merit Railroad Contractors, Inc., Midwest Construction Services, Inc., New England Railroad Construction Company, Inc., Railroad Service, Inc. and Associated Companies, Southern Indiana Wood Preserving Company, Inc., U.S. Trackworks, Inc. and Associated Companies, and Wm. A. Smith Construction Co., Inc. and Associated Companies.

         For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) ("Comstock" or the "Accounting
Acquiror") has been identified as the accounting acquiror consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission. The historical financial statements of RailWorks prior to August 4, 1998, are those of Comstock restated to reflect the exchange of 2,960,000 RailWorks shares for the shares of the Accounting Acquiror. The acquisitions of the remaining Founding Companies have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Statement No. 16 "Business Combinations".

NOTE 3 - THE ACQUIRED COMPANIES

         Concurrent with the consummation of the Company's initial public offering, RailWorks Corporation acquired the fourteen companies as described in the business combination. The aggregate consideration paid by RailWorks to acquire the Founding companies was, subject to working capital and other adjustments, approximately $51.1 million in cash, net of cash acquired and 8,867,648 shares of RailWorks Common Stock. The acquisitions were accounted for as purchases as of August 4, 1998. The resulting goodwill of approximately $90 million, which is being amortized over 40 years, is the excess of the purchase price over the net fair value of the assets acquired.

         Several non-recurring expenses were incurred in conjunction with the transaction. The most significant was a stock grant of 1,205,872 of RailWorks shares valued at $14.5 million to the executive officers of the Company which was recorded as compensation expense. Other items of non-recurring expenses related to the consolidation included fees paid to service providers related to the transaction and provision for corporate staff procurement and relocation. The total of all other expenses amounted to $5.5 million, which includes charges recorded by the Accounting Acquiror related to the reorganization of its operations as a result of the Consolidation. The total non-recurring expenses charged to operations during the third quarter was $20.0 million.

         The accompanying financial statements include a preliminary allocation of the purchase price related to the acquisition of the Founding Companies based on information available at the time of the purchase. Adjustments to this preliminary allocation may be necessary as additional information is made available. Such adjustments include, but are not limited to, accounts receivable, inventory, certain employee benefit accruals and other reserves. These adjustments will be quantified and recorded in the fourth quarter of 1998.

NOTE 4 - CAPITAL STOCK

         On August 4, 1998, RailWorks consummated the Offering of 5,000,000 shares of its Common Stock at a price of $12.00 per share. Gross proceeds were $60.0 million and net proceeds to RailWorks, after deducting underwriting discounts, commissions, and other Offering expenses were $52.5 million.

         Concurrent with the Offering, RailWorks issued an aggregate of 8,867,648 shares of Common Stock to the owners of the Founding Companies in exchange for 100% of the outstanding stock of the Founding Companies. Additionally, RailWorks issued 1,205,872 shares of Common Stock to its executive management team. As a result of this stock grant, RailWorks recognized approximately $14.5 million in compensation expense in the third quarter of 1998 with an offsetting increase to additional paid in capital.

         On August 13, 1998, the Compensation Committee of the Board of Directors adopted its 1998 Stock Incentive Plan which reserves 2,000,000 shares of Common Stock for issuance under the Plan. The shares are to be issued at the discretion of the Board of Directors to incentivize management of RailWorks and its subsidiaries.

         On August 4, 1998, RailWorks' two independent directors were each granted options to purchase 10,000 shares of Common Stock at the Offering price.

NOTE 5 - CREDIT FACILITY

         On August 4, 1998, RailWorks entered into a secured $75 million revolving credit agreement with NationsBank, N.A. (the "Credit Facility"). The Credit Facility expires on August 4, 2001, however, RailWorks may request the bank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not exceed $20 million.

         Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix. A facility fee of 2% was paid on the total Credit Facility.

         As of November 9, 1998, RailWorks had total borrowings outstanding of $44.9 million under the Credit Facility.

NOTE 6 - EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("Statement 128"), "Earning Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earnings per share is not presented for periods ended in 1998 because the effect of the Company's Common Stock equivalents (stock options) is antidilutive. Earnings per share for periods ended in 1997 have been presented on a pro forma basis as if the shares issued to the Accounting Acquiror had been outstanding for the periods presented.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." Statement 133, which will be effective for the Company beginning in the year 2000, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Statement 133 requires that changes in each derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

         The Company does not currently have any financial instruments which are affected by Statement 133. However, the Company may enter into such instruments in the near future.

NOTE 8 - EMPLOYMENT AGREEMENTS

         RailWorks has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Accounting Officer (together, the "Named Executive Officers"). The agreements expire on December 31, 2001 (the "Expiration Date") and will continue on a year-to-year basis, unless terminated by either party. The agreements provide for annual base salaries of $275,000, $200,000, $100,000 and $135,000 for
Messrs. Larkin, Azarela, Kennedy and Kropp, respectively, and provide that these executive officers will receive 5%, 2%, 1.5% and 1.5% respectively, of the first bonus pool (the "First Bonus Pool") and 33.3%, 13.3%, 10.0% and 10.1%, respectively, of the second bonus pool (the "Second Bonus Pool"). The First Bonus Pool will consist of 10% of pre-tax profits and the Second Bonus Pool will consist of 15% of the amount by which net income exceeds certain benchmarks. In addition, the agreements provide that each Executive Officer was granted shares of restricted stock as set forth herein. At any time after the Offering, the employee may request a loan from RailWorks in the amount of the income taxes due on the stock granted to the employee under his employment agreement. The loan will be collateralized only by the stock granted and the employee otherwise will not be personally obligated to repay the loan. The term of the loan will be five years, requiring annual interest payments; however, the term will be accelerated following termination of employment. Each agreement contains non-competition, non-solicitation and confidential information provisions.

         Upon consummation of the Acquisitions, RailWorks entered into employment agreements with certain employee-stockholders of each Founding Company. The agreements expire on August 4, 2000. On and after such date, the employees may give twelve months written notice of termination of the agreement (the "Expiration Date"). Each agreement is terminable by RailWorks with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of six months during any consecutive twelve-month period or by the employee. Each agreement provides for an annual base salary and provides that the salary be adjusted after the initial term of the agreement to reflect the employee's duties and responsibilities. Furthermore, each employee will be entitled to a portion of the First Bonus Pool and the Second Bonus Pool. As a group, the owners of the Founding Companies will be entitled to an aggregate of 40% of the First Bonus Pool and 33.3% of the Second Bonus Pool.

NOTE 9 - SUBSEQUENT EVENT

         On September 29, 1998, RailWorks Corporation issued a press release indicating that it had reached an agreement in principle to acquire three companies, Gantrex Group, LTD., Sheldon Electric, Inc. and Armcore Railroad Contractors, Inc. The Sheldon Electric, Inc. and Armcore Railroad Contractors, Inc. transactions have been consummated in November, 1998. The transaction regarding Gantrex Group, LTD. is expected to close before year end.

NOTE 10 - PRO FORMA SCHEDULES

         The following unaudited Pro Forma Results of Operations for RailWorks assume that the acquisitions or the Founding Companies were consummated on January 1 of the periods presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results.

         The pro forma combined financial statements were derived from the historical financial statements of the Founding Companies. For the three and nine months ended September 30, 1998, pro forma adjustments consist primarily of the elimination of non-recurring expenses and transaction fees of $21.2 million, excess owners compensation of $2.0 million and $2.8 million, respectively and a provision for income taxes to reflect statutory rates. For the three and nine months ended in September 30, 1997, pro forma adjustments consist primarily of the elimination excess owners compensation of $.6 million and $2.0 million, respectively and a provision for income taxes to reflect statutory rates. Reference is made to pro forma information included in the Company's Prospectus dated July 29, 1998.

                             RailWorks Corporation
                    PRO FORMA COMBINED RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)

                                                         Three Months Ended
                                                            September 30
                                                  -------------------------------
                                                       1998              1997
                                                       ----              ----

Revenues ...................................      $     63,238       $     72,371
Contract costs .............................           (51,646)           (61,707)
                                                  ------------       ------------
Gross profit ...............................            11,592             10,664
Selling, general and administrative expenses            (3,606)            (3,956)
Depreciation and amortization expense ......            (1,295)            (1,711)
Interest expense ...........................              (677)              (570)
Interest and other income ..................               406                206
                                                  ------------       ------------
Income before income taxes .................             6,420              4,633
Provision for income taxes .................            (2,726)            (1,997)
                                                  ------------       ------------
Net income .................................      $      3,694       $      2,636
                                                  ============       ============

Basic earnings per share ...................      $        .25       $        .17
                                                  ============       ============
Weighted average shares used in computing
   pro forma net income per share ..........        15,073,530         15,073,530
                                                  ============       ============


                                                         Nine Months Ended
                                                            September 30
                                                  -------------------------------
                                                       1998              1997
                                                       ----              ----

Revenues ...................................      $    196,928       $    185,608
Contract costs .............................          (167,593)          (159,631)
                                                  ------------       ------------
Gross profit ...............................            29,335             25,977
Selling, general and administrative expenses           (12,827)           (12,576)
Depreciation and amortization expense ......            (3,725)            (4,979)
Interest expense ...........................            (1,816)            (1,709)
Interest and other income ..................             1,000                948
                                                  ------------       ------------
Income before income taxes .................            11,967              7,661
Provision for income taxes .................            (5,259)            (3,558)
                                                  ------------       ------------
Net income .................................      $      6,708       $      4,103
                                                  ============       ============

Basic earnings per share ...................      $        .45       $        .27
                                                  ============       ============
Weighted average shares used in computing
   pro forma net income per share ..........        15,073,530         15,073,530
                                                  ============       ============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         RailWorks Corporation was incorporated on March 20, 1998. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1998, the Company acquired 14 companies (the "Founding Companies") each of which has been operating as a separate independent entity providing rail construction, rehabilitation, repair and maintenance and related products.

         For accounting and financial statement purposes, Comstock Holdings, Inc. ("Comstock" one of the Founding Companies) has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies in the consolidation. The historical financial statements prior to August 4, 1998 are those of Comstock. The Balance Sheet as of September 30, 1998, includes RailWorks and Comstock consolidated with the Founding Companies. The Results of Operations for the Three and Nine Months Ended September 30, 1998 and the Statements of Cash Flows for the Nine Months Ended September 30, 1998, includes the results of Comstock for the entire period and the results of the acquired Founding Companies only since August 1, 1998. Consequently, management believes that individual Founding Companies financial comparisons are no longer meaningful. Therefore, third quarter 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a pro forma consolidated basis.

         The Founding Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the Founding Companies), which have influenced, among other things, their historical levels of owners' compensation. In connection with the organization of the Company, these owners and certain key employees have agreed to certain reductions in their compensation commencing on the consummation of the Offering.

         RailWorks Corporation, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies (the "Acquisitions") and the financing activities related thereto, including the Offering, intends to integrate these businesses and their operations and administrative functions over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly in obtaining greater volume discounts from suppliers, but will also necessitate additional costs and expenditures for corporate management and administration (including costs related to the hiring of additional management personnel), corporate expense related to being a public company, systems integration and facilities expansion. These various costs and possible cost-savings may make comparison of historical operating results not comparable to, or indicative of, future performance.

         For all the reasons set forth above and others, the following discussions of Pro Forma Results of Operations should be read with the foregoing caveats as to non-comparability in mind.

         This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the Forward-Looking Statements. Factors that might cause such a difference include the risks described under the caption "Risk Factors" in the Company's Prospectus dated July 29, 1998. Such factors may also cause substantial volatility in the market price of the Company's Common Stock.

HISTORICAL RESULTS OF OPERATIONS

Three Months Ended September 30, 1998

Revenues were $53.1 million for the three months ended September 30, 1998. Contract costs related to that revenue were $44.8 million. Gross Profit for the three months ended September 30, 1998 was $8.3 million. Selling, general and administrative expenses were $4.7 million. Non-recurring expenses and transaction fees recorded during the period related to the Offering were $20.0 million and $1.3 million, respectively. The net loss for the three months ended September 30, 1998 was $19.0 million.

Nine Months Ended September 30, 1998

Revenues were $139.4 million for the nine months ended September 30, 1998. Contract costs related to that revenue were $121.9 million. Gross Profit for the nine months ended September 30, 1998 was $17.6 million. Selling, general and administrative expenses were $11.6 million. Non-recurring expenses and transaction fees recorded during the period related to the Offering were $20.0 million and $1.3 million, respectively. The net loss for the nine months ended September 30, 1998 was $17.9 million.

PRO FORMA RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenue. Revenue decreased $9.1 million, or 12.6%, from $72.4 million for the three months ended September 30, 1997 to $63.2 million for the three months ended September 30, 1998. The decrease was due to a slower than expected start on certain backlog projects such as the 63rd Street and Conde Nast projects. Additionally, certain projects were substantially completed such as JFK International Airport Terminal One and Grand Central Terminal projects.

         Gross Profit. Gross profit increased $928,000, or 8.7%, from $10.7 million for the three months ended September 30, 1997 to $11.6 million for the three months ended September 30, 1998. This was the result of an increase in repetitive work in the New York Commercial Operation and an increase in the amount of change orders processed during the 3rd Quarter of 1998. Repetitive work and change orders historically have provided higher margins than certain lump sum and fixed price projects. The gross profit percentage increased 3.6%, from 14.7% for the three months ended September 30, 1997 to 18.3% for the three months ended September 30, 1998. This increase, as mentioned above, was the result of higher profitability associated with the mix and type of work performed during the 3rd quarter of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $350,000, or 8.8%, from $4.0 million for the three months ended September 30, 1997 to $3.6 million for the three months ended September 30, 1998. This decrease was primarily attributable to reductions in executive and administrative staff and tighter cost controls by management. As a percentage of revenue, selling, general and administrative expenses increased from 5.5% for the three months ended September 30, 1997 to 5.7% for the three months ended September 30, 1998. This percentage increase was a result of the decrease in revenues in the 3rd quarter of 1998 compared to 1997, as mentioned above.

         Net Income. Net income increased $1.1 million, or 40.1%, from $2.6 million for the three months ended September 30, 1997 to $3.7 million for the three months ended September 30, 1998, as a result of the items mentioned above.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenue. Revenue increased $11.3 million, or 6.1%, from $185.6 million for the nine months ended September 30, 1997 to $196.9 million for the nine months ended September 30, 1998. This increase was due primarily to a $14.0 million increase in revenue from New York Commercial Operations, partly offset by a $3.0 million decrease in revenue related to transit projects on the West Coast. Included in the New York Commercial projects was work performed at JFK International Airport and Two Penn Plaza.

         Gross Profit. Gross profit increased $3.4 million or 12.9%, from $26.0 million for the nine months ended September 30, 1997 to $29.3 million for the nine months ended September 30, 1998. This increase was a result of the increased revenue mentioned above. The gross profit percentage increased .9%, from 14.0% for the nine months ended September 30, 1997 to 14.9% for the nine months ended September 30, 1998. This was the result of an increase in repetitive work and change orders in 1998, as mentioned above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $251,000, or 2.0%, from $12.6 million for the nine months ended September 30, 1997 to $12.8 million for the nine months ended September 30, 1998. The increase in expenses was the result of higher administrative expenses necessary to support the volume of business. As a percentage of revenues, selling, general and administrative expenses decreased from 6.8% for the nine months ended September 30, 1997 to 6.5% for the nine months ended September 30, 1998. This decrease was the result of leveraging general and administrative expenses over higher revenue.

         Net Income. Net income increased $2.6 million, or 63.5% from $4.1 million for the nine months ended September 30, 1997 to $6.7 million for the nine months ended September 30, 1998 as a result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

        Cash for future acquisitions and working capital will be financed by funds generated from operations, together with borrowings under a three-year, $75 million senior revolving credit facility (the "Credit Facility") which NationsBank, N.A. ("NationsBank") extended on August 4, 1998. The Credit Facility expires on August 4, 2001, however RailWorks may request NationsBank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not exceed $20 million.

        Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix. A facility fee of 2% was paid on the total Credit Facility.

        As of November 9, 1998, RailWorks had borrowings outstanding of $44.9 million pursuant to the Credit Facility, which borrowings were used to repay a portion of the indebtedness of the Founding Companies, fund expenses related to the Offering and acquisitions. Availability of borrowings will be subject to a borrowing base formula. The Credit Facility is secured by a first lien on all of the capital stock of RailWorks' subsidiaries and on all accounts receivable of RailWorks and its subsidiaries. The credit agreement (the "Credit Agreement") governing the Credit Facility contains a negative pledge on all other assets of RailWorks and its Subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the Credit Facility. RailWorks may also finance future acquisitions with shares of Common Stock.

YEAR 2000

         The Company has developed a plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a Steering Committee comprised of accounting and information systems personnel who will report regularly to the Board of Directors and the Audit Committee.

         The Company has identified potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the Summer of 1999. In respect of other equipment with date sensitive operating controls such as manufacturing equipment, HVAC, security and other similar systems, the Company is in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these in the Summer of 1999. As for third parties, the Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, as well as customers. The Company expects to have a better understanding of the Year 2000 readiness of these third parties over the next several months.

         Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be approximately $250,000. These costs are expected to be incurred primarily in fiscal 1999 and include third party consultants, remediation of existing computer software and replacement and remediation of embedded chips. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

         At this stage of the process, the Company believes that it is difficult to specifically identify the most reasonably likely worst case Year 2000 scenario. As with all manufacturers and service providers, a reasonably likely worst case scenario would be the result of failures of third parties (including, without limitation, governmental entities and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas where the Company provides services, its products are produced or from which the Company's raw materials and components are sourced. In connection with the production of products and supplies of raw materials and components, the Company is considering various contingency plans. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly or indirectly, to be Year 2000 compliant. Readers are cautioned that Forward-Looking Statements regarding Year 2000 issues should be read in conjunction with the cautionary statement in the Introduction Section of Item 2 of this Part.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.



PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

(i)    Changes in Securities

         On October 8, 1998, the Registrant issued 13,700 shares of its non-voting Series A Convertible Preferred Stock (the "Preferred Stock") to BT Alex. Brown Incorporated ("BT Alex. Brown") in exchange for 1,370,000 shares of its Common Stock (the "Exchange"). BT Alex. Brown had reported to the Securities and Exchange Commission on August 31, 1998 that it owned 2,009,062 shares of RailWorks Common Stock. The Exchange reduced BT Alex. Brown's Common Stock holdings to satisfy the Bank Holding Company Act (the "Act"). The Act requires that a bank holding company own less than 5% of the voting stock of a publicly traded corporation. Each share of Preferred Stock is convertible into 100 shares of Common Stock upon five days prior written notice of conversion provided by BT Alex. Brown. However, subject to certain exceptions allowed by the Act, conversion is prohibited if, after the conversion, BT Alex. Brown would own 5% or more of RailWorks Common Stock.

(ii)     Use of Proceeds

         In connection with the initial public offering of the Company's Common Stock (the "Offering"), the Company's Registration Statement (the "Registration Statement") on Form S-1 (Registration No. 333-53483) was declared effective by the Securities and Exchange Commission on July 29, 1998. The managing underwriters were BT Alex. Brown, Schroder & Co. Inc. and Piper Jaffray Inc. The Offering commenced on July 29, 1998, all securities offered thereby were sold and the Offering has been completed. The securities registered consisted of 5,000,000 shares (the "Offered Shares") of Common Stock, all of which were sold for the account of the Company.

         The Offered Shares were sold at a price to the public of $12.00 per share, for aggregate gross proceeds of $60.0 million. Underwriting discounts and commissions totaled $4.2 million and other miscellaneous expenses incurred in connection with the Offering amounted to approximately $3.3 million, resulting in net offering proceeds of approximately $52.5 million. A portion of the miscellaneous expenses incurred in connection with the Offering were financed with borrowings under the Company's credit facility. The proceeds of the Offering were received by the Company on August 4, 1998, the closing date of the Offering.

(iii)    Recent Sales of Unregistered Securities

On August 4, 1998, 8,867,648 shares of Common Stock were issued to the owners of the Founding Companies for 100% of the outstanding stock of the Founding Companies, and 1,205,872 shares of Common Stock were issued to the executive officers of the Company. In addition, the Exchange discussed in Item 2 of this Part occurred on October 8, 1998. On August 4, 1998 the Company granted to each of its outside directors, Messrs. Matney and Drucker, non-qualified stock options to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, the fair market value of the Common Stock on the date of grant. These options vest ratably over a four-year period. The foregoing issuances were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3.       Default Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              a)       Exhibit List:

              3.1 Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K date October 14, 1998.


              27.1     Financial Data Schedule (for SEC filing purposes only)

              99.1 Stock Exchange Agreement dated October 8, 1998 between the Registrant and BT Alex Brown Incorporated (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 14,
                      1998).

              b) Reports on Form 8-K

                      In a Form 8-K dated October 8, 1998 and filed with the Securities and Exchange Commission of October 14, 1998, the Registrant described an exchange with a stockholder of 1,370,000 share of Common Stock for 13,700 shares of non-voting Series A Convertible Preferred Stock.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          RailWorks Corporation



                                          /s/ Michael R. Azarela
                                          -------------------------------------
                                          By:      Michael R. Azarela
                                                   Executive Vice President and
                                                   Chief Financial Officer


Date:  November 12, 1998