Form 10-K405
period 1998-12-31
RAILWORKS CORP
filed 1999-03-29
CIK 1061857

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                OR
        [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM --------------- TO
                       ---------------

                        COMMISSION FILE NUMBER: 0-24639

                             RAILWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                   58-2382378
  (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

                             1104 KENILWORTH DRIVE
                                   SUITE 301
                           BALTIMORE, MARYLAND 21204
                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (410) 512-0500

           Securities registered pursuant to Section 12(b)of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Stock, par value $.01                     The Nasdaq Stock Market

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 1, 1999 (based on the closing sale price of the Registrant's Common Stock, par value $.01, as reported on The Nasdaq Stock Market on such date) was $106,460,325 and there were 13,796,038 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 are herein incorporated by reference in
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14
Item X.    Executive Officers of the Registrant........................   14

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   16
Item 6.    Selected Financial Data.....................................   17
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   18
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   28
Item 8.    Financial Statements and Supplementary Data.................   28
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   28

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   29
Item 11.   Executive Compensation......................................   29
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   29
Item 13.   Certain Relationships and Related Transactions..............   29

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   30

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     RailWorks Corporation ("RailWorks" or the "Company"), a Delaware corporation organized in 1998, is a leading provider of integrated rail system services and products to a diverse base of customers throughout the United States. Management believes RailWorks is positioned to grow significantly due to its ability to comprehensively design, supply, construct and maintain rail systems. The Company's strategy is based on providing a full range of rail-related services and products on a "turnkey" basis throughout North America and offering rail system solutions under the "RailWorks" brand. RailWorks provides track construction, rehabilitation, repair, maintenance and operations; rail electrification and installation of communication and signaling systems; and related products and supplies. The Company provides these services to a wide variety of customers, including Class I and shortline railroads, publicly funded transit authorities and commercial and industrial companies. RailWorks also provides non-rail products and services such as electrical contracting, bridge and highway support structures and related concrete products.

INDUSTRY OVERVIEW

     The rail passenger and freight industries have undergone significant changes in recent years. Changes in the industry have affected Class I railroads, shortline and regional railroads, passenger railroads and transit systems. In addition, industrial and other commercial companies that own and maintain their own rail systems have become more focused on transportation logistics and achieving cost efficiencies. These changes have resulted in an ongoing reconfiguration of the country's rail infrastructure, significant new construction projects and emerging demand for outsourced construction, rehabilitation, repair and maintenance services.

     Total Expenditures. Based on information published by the American Association of Railroads (the "AAR") and the American Public Transit Association ("APTA"), management estimates that expenditures by rail system operators for domestic new construction, rehabilitation, repair and maintenance were approximately $16 billion in 1998. Management estimates that the breakdown of expenditures was as follows:
                            (EXPENDITURES PIE CHART)

     The Company also believes that expenditures for these services outside the United States have increased significantly in recent years as a result of infrastructure construction and modernization programs, as well as privatization of large rail systems. In many instances, foreign governments and companies have sought the expertise of designers, engineers and construction managers in the United States.

     Class I Railroads. According to the AAR, Class I track usage (defined as tons shipped per track mile) has increased significantly from 4.7 million in 1988 to 7.8 million in 1997, representing a 5.9% compound annual growth rate. As a result of industry consolidation, there are only eight Class I railroads (as defined by the Surface Transportation Board ("STB")) operating in the United States today, compared to 27 in 1980. These railroads are Burlington Northern Sante Fe Railway, CSX Transportation, Kansas City Southern Lines, Norfolk Southern Railway Company, Union Pacific Railroad, Canadian National, Canadian Pacific and Consolidated Rail Corporation. According to the AAR, these railroads accounted for 71% of the rail mileage operated in the United States and 91% of railroad revenue in 1997. In recent years, the Class I railroads have sought to rationalize their systems, for example by "double-tracking" certain high traffic main lines and abandoning portions of their systems that generate lower volumes of traffic. Mergers of Class I systems have also created significant construction projects as the systems are reconfigured and integrated. Historically, the major railroads have been vertical organizations that sought to perform their own construction and maintenance by utilizing specialized workforces and equipment for these functions. Management believes that as Class I railroads seek to continue to improve their cost structures, they will increasingly continue to outsource certain construction and maintenance functions to independent contractors.

     Shortline and Regional Railroads. In recent years, the number and coverage of shortline and regional railroads (i.e., those railroads which are not Class I railroads) have increased significantly. The Staggers Rail Act of 1980 provided for partial deregulation of the railroad industry and created mechanisms by which larger railroads could more easily dispose of portions of rail line. Since that time, the larger railroad systems in the United States have streamlined their operations by disposing of portions of their systems that generate lower volumes of traffic and other companies have acquired portfolios of shortline railroads. According to the AAR, there are approximately 550 shortline and regional railroads, which in the aggregate generated approximately 9% of all railroad revenue in 1997. The percentage of total track miles operated by shortline and regional railroads in the United States increased to 29% in 1997 from approximately 17% in 1986. Shortline and regional railroads spend a relatively large portion of their capital and operating budgets on maintenance of their track assets, because these assets are often in poor condition when they are acquired. These railroads typically utilize independent contractors for their maintenance and construction programs, because they do not have systems large enough to support the purchases of equipment and development of workforces that would be required for these functions.

     Passenger Rail Transit Services. The growth of major metropolitan areas and the aging of existing rail systems have resulted in significant developments in passenger rail transit services. Heavy rail, commuter rail (service between metropolitan and suburban areas) and light rail (typically, short trains operating on rights-of-way that are not separated from other traffic) have emerged as attractive alternatives to bus or automobile transit and older commuter rail systems have been rehabilitated and extended to handle increased ridership. Many older urban systems (such as the New York City subway system) are undergoing significant rehabilitation and/or modernization, while major heavy rail systems built in the 1970s (such as the systems in San Francisco and Atlanta) are being extended and upgraded. Additionally, there have been several recent initiatives to develop high-speed rail transit networks between major urban areas (for example, in Florida and the Northeast corridor). According to APTA, there are now 18 commuter rail agencies in 14 urban areas, 14 heavy rail agencies in 11 urban areas and 23 light rail agencies nationwide. According to APTA, commuter and light rail ridership has increased 30% and 99%, respectively, from 1985 to 1997. Since 1979, approximately 16 cities have constructed new light rail-based transit systems and other cities have either extended or refurbished their existing systems, with ridership increasing by approximately 150% over the period from 1978 through 1996. In June 1998, the President signed the Transportation Equity Act for the 21st Century ("TEA 21"), which is expected to provide $42 billion of funds for transit projects through 2003. See "Government Regulation -- TEA 21." This represents more than a 50% increase of funding from the previous six-year period. According to APTA, in 1997, 53.7% of transit spending was derived from federal funding with the balance derived from state and local sources. Accordingly, opportunities to provide rail-related signaling, communication, electrical and track system construction, rehabilitation, repair and maintenance services for transit systems have increased and are expected to continue to increase significantly.

     Industrial Companies. Companies install trackwork in their plants to transport raw materials, equipment and finished goods. This trackwork consists of connector lines that provide access to Class I or shortline railroads and railyards to coordinate the shipment and delivery of cargo to and from their plants. Companies are responsible for maintaining their own track and typically construct and reconfigure trackage as part of plant construction and expansion. Companies seek to optimize their track infrastructure in order to (1) reduce the risk of accidents that can cause delays, property damage, and environmental spills, (2) gain access to competing railroads to drive down costs and (3) reduce transportation costs by minimizing the switching of railcars which is time consuming and expensive. Such companies generally do not have the internal resources to perform these services and typically use independent contractors to design, construct and maintain these rail lines.

COMPANY HISTORY

     RailWorks was formed in March 1998 to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company currently has 20 operating companies that have been in the rail systems business for an average of 29 years. The Company has acquired the operating companies through the following transactions:

     - In August 1998, RailWorks acquired in separate concurrent transactions 14 groups of companies engaged principally in the rail system services and products business and RailWorks consummated its initial public offering (the "IPO"). These groups of companies are referred to as the "Founding Companies."
     - In November 1998, RailWorks acquired two companies. These companies are referred to as the "1998 Acquired Companies."
     - In the first quarter of 1999, RailWorks acquired four companies. These companies are referred to as the "1999 Acquired Companies." The 1998 Acquired Companies and the 1999 Acquired Companies are together referred to as the "Acquired Companies." The Acquired Companies had combined fiscal 1998 revenue of $83.1 million.

COMPETITIVE STRENGTHS

     Breadth of Services and Products. Management believes that the Company offers a broader range of services and products than most industry participants. The Company believes that larger rail system operators are seeking to establish relationships with contractors that specialize in rail system services and products and that can provide efficient, integrated solutions over the entire life cycle of their assets. The Company further believes that rail system operators and industrial companies are increasingly seeking to enter into arrangements with a smaller number of companies that can provide integrated services on a national or regional basis, in order to ensure centralized management of their rail assets, adherence to uniform quality standards and more cost-effective procurement practices. The Company is able to cross-sell its services and products as it combines the strengths of the operating companies to provide its customers with integrated rail system solutions. For example, the Company combines its design and engineering services with track construction to offer a turnkey approach to track construction projects. The Company's ability to bundle services, including construction, rehabilitation and maintenance, under a single contract has allowed it to compete more effectively against companies that provide a more limited range of services.

     Expansive Geographic Coverage. The Company's 37 operating facilities provide it with expansive geographic coverage that enables it to reach customers throughout North America. These multiple facilities enable the Company to undertake projects in a more cost effective manner than would be possible without local facilities. RailWorks is able to perform projects at multiple locations for its national account customers, enabling them to use a single company for rail system projects throughout the United States and Canada. The Company also can allocate equipment and technical specialists throughout the United States and Canada to maximize asset utilization, satisfy regional demand and complete projects in remote locations. Management believes its broad geographic presence allows it to reduce the impact of local and regional economic cycles, as well as weather-related or seasonal variations in its business.

     Significant Market Presence. In an industry that has traditionally been comprised of regional competitors, management believes that the Company's size gives it a competitive advantage. The Company's substantial contract bonding capacity allows it to bid on additional projects and more substantial projects that may not be available to smaller companies. This has allowed the Company to significantly increase its project backlog since August 1998. In addition, the Company's size provides significant economies of scale in terms of materials purchasing, capital expenditures and administrative costs.

     Diverse Sources of Revenue. The Company derives a significant portion of its revenue from public transit authorities whose funding is appropriated from federal, state and local sources and is less sensitive to economic cycles. In addition, a portion of the Company's work is related to government-mandated safety standards and, therefore, cannot be postponed. The Company sells its services through a large number of individual contracts. No contract accounted for more than 5.2% of the Company's pro forma revenue for the year ended December 31, 1998. More than half of the Company's contracts have a duration in excess of one year, providing the Company with a significant source of future revenue. The Company has strong relationships with a wide variety of customers, including:

     Class I railroads which have utilized RailWorks for repair and maintenance, construction or engineering and supply:

     - CSX Transportation

     - Union Pacific Railroad

     - Burlington Northern Santa Fe Railway

     - Canadian National Railway

     Shortline and regional railroads, which have contracted with RailWorks for track construction and maintenance work or product supply:

     - Alaska Railroad Corp.

     - Louisville & Indiana Railroad

     - Indiana Southern Railroad Company

     - Indiana & Ohio Rail Systems

     Publicly funded transit authorities, which have contracted with RailWorks for electrical installations, signaling, communications and station projects:

     - New York City Transit Authority

     - New York Department of Transportation

     - Los Angeles Metropolitan Transit Authority

     - Connecticut Department of Transportation Rail Division

     Commercial and industrial companies, which have contracted with RailWorks for track construction and maintenance and non-rail electrical contracting work:

     - United States Steel

     - Bethlehem Steel

     - Morse Diesel

     - Babcock & Wilcox

     Experienced Management. The Company's senior operating managers have an average of 26 years of experience in the rail services and products industry, and many of them are or have previously served as leaders of industry trade groups. The Company uses a corporate management structure that allows these senior managers to focus on marketing and growing their operations instead of administrative responsibilities.

Management has created a culture of cooperation and teamwork among the operating companies that emphasizes dissemination of best practices among the Company's regional and local management teams. For example, management believes that the Company can successfully implement best practices in the areas of 24-hour emergency rerailment services, annual maintenance contracts and efficient inventory management. As of February 28, 1999, the Company's directors and executive officers and senior managers of the operating companies beneficially owned an aggregate of 36.9% of the Company's outstanding common stock.

STRATEGY

     Key elements of the Company's strategy include the following:

     Capitalize on Scale and Geographic Coverage. By combining the operations of the Founding Companies and the Acquired Companies, the Company has achieved greater size and scope than regional and local contractors. The Company believes that it will be able to achieve continued internal growth by building its national accounts program to serve rail customers with multiple sites and by enhancing its sales and marketing programs. Management expects to leverage the Company's geographic network and greater bonding capacity to increase its business. The Company currently has very limited international operations but over time it may increase its activity in international markets, where privatizations of railroads and large transit projects are creating increased demand for sophisticated design and construction management services. The Company also shares equipment and labor while managing multiple worksites. The Company believes that this process of sharing resources and its comprehensive bidding capabilities enable it to compete more effectively.

     Utilize Cross-Selling. The Founding Companies and the Acquired Companies have provided RailWorks with a broad range of rail-related services and products. The Company intends to leverage its existing customer base to "cross-sell" these services and products. For example, we will seek to provide additional track construction and maintenance services to Class I railroads who are already significant buyers of our track supplies. We also intend to continue to emphasize the marketing of rail maintenance programs which provide recurring revenue and strengthen customer relationships. The Company has been successful in leveraging its maintenance relationships to obtain new rail system installation projects. In addition, by placing a stronger emphasis on our design and engineering services we expect to gain access to more track construction opportunities.

     Expand Through Acquisitions. Management believes the Company is well-positioned to capitalize on the consolidation of the rail system services and products industry on a regional and nationwide basis. The Company has created an efficient operating platform that management expects will facilitate the integration of future acquisitions. The Company's acquisition program includes expanding geographic coverage throughout North America, broadening the Company's lines of services and products, and adding density and operating leverage within the Company's current markets. Management believes that the experience and industry reputations of the senior managers of the operating companies and senior corporate management of the Company provide it with a competitive advantage in identifying, completing and integrating acquisitions. Since the Company completed its IPO in August 1998, it has acquired six companies with aggregate revenue of $83.1 million for fiscal 1998. The Company currently has letters of intent to acquire four companies. The Company expects to execute definitive purchase agreements, which will have customary closing conditions (including completion of due diligence), in the second quarter of 1999. However, there can be no assurance that the Company will acquire any or all of these companies. The Company's acquisition strategy includes the following elements:

     - Enter New Geographic Markets. Management intends to expand into geographic markets the Company does not currently serve by acquiring well-established contractors and related supply companies that are leaders in their regional or local markets. In addition, after an initial emphasis on acquisitions within the United States and Canada, management may pursue international acquisition opportunities.

     - Enter Complementary Services and Product Markets. Management intends to continue acquiring companies offering complementary services and products to those currently offered by the operating companies. Specifically, management believes that there will continue to be attractive acquisition opportunities with respect to design and engineering firms, designers and manufacturers of signaling and communication systems and suppliers of electrical equipment, rail, switches and panels, and concrete and steel ties.

     - Expand Within Existing Geographic Markets. Management plans to acquire additional companies in many of the regions in which the Company currently operates in order to expand the volume and scope of the Company's operations in a particular market. Management will continue to pursue acquisitions of smaller companies to increase utilization of the Company's existing fixed assets and equipment or to gain access to new customers. Management believes these types of acquisitions will improve operating efficiencies and more effectively use the Company's capital resources without a proportionate increase in administrative costs.

     Reduce Operating Costs. Key areas in which management has achieved and expects to continue to achieve cost savings include (1) purchasing of equipment and supplies, (2) insurance expenses and (3) financing costs. The Company also has established an operating platform to achieve optimal utilization of equipment, inventory and the Company's workforce. The Company expects to continue to reduce administrative expenses through the integration of certain accounting, financing, human resources and other functions.

SERVICES AND PRODUCTS

     The Company operates in three business lines: (1) transit services; (2) rail construction services; and (3) rail products and supplies. The following chart sets forth the percentage of 1998 pro forma revenue that was represented by each business line.
LOGO

     Transit Services

     The Company's transit services business includes all products and services that it provides to rail-based public transit agencies and authorities in various metropolitan markets. The Company typically contracts with these agencies to install (1) electric train traction power systems (by means of third rail or overhead catenary wiring), (2) train control signal systems, (3) train, station and command station communications systems, (4) general electrical installations for lighting and other applications and (5) tunnel and station track. The Company can perform major new projects that involve track installation including excavation, grading, paving and drainage improvements as well as minor rehabilitation projects. Projects for new public transit lines generally include the installation of all of these systems, giving the Company a competitive advantage.

     In addition, the Company leverages its knowledge of transit systems to efficiently provide mechanical services, including installations of heating and air conditioning systems, ventilating and pump rooms, fan chambers, elevators and escalators. The Company has experience with rubber tired vehicular people mover systems, installing concrete guided trackway, power guide beam, central guidance rail, walkway and handrails.

     The duration and size of the Company's transit contracts vary greatly depending on the scope of the project. Large scale transit projects have had a term of up to four years and have a total contract size of up to $100 million. The Company has performed installations for most of the country's transit authorities, including those in Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, Portland, San Diego, San Francisco, St. Louis and Washington, D.C. The Company generally performs its services as either a prime contractor directly to the transit agencies or as a subcontractor to large civil engineering contractors or equipment manufacturers. Contracts with transit authorities are competitively bid and awarded on a fixed price basis generally to the lowest bidder. As a result, the Company focuses its business to (1) provide accurate bid estimating to both win contracts and ensure a profit and
(2) monitor construction costs to ensure that projects are completed on time and within budget. The Company's bidding process is highly involved and draws on the expertise of many individuals within the Company. The Company carefully considers a variety of factors, including material prices, local labor rates and practices, its knowledge of the work site and contracting practices of the transit authorities. The Company has a rigorous project review process that continually monitors the incurred labor and material costs against an initial plan to avoid overruns. The Company believes that these methods provide it with a competitive advantage.

     As an outgrowth of its transit-related business, the Company also performs commercial real estate electrical installations (primarily in the New York City metropolitan area) and industrial electrical installations (throughout the United States). The Company contracts for these projects on an opportunistic basis, that is, when it has resources available and can realize attractive returns. The Company does not intend to grow its non-rail-related businesses beyond its current scope.

     Rail Construction Services

     The Company's rail construction services business consists of providing rail design, construction and maintenance services to Class I and shortline railroads and industrial companies with on-site rail infrastructure. Rail design is a highly specialized discipline and there are a limited number of companies that can provide these services. The Company utilizes its rail design capabilities to facilitate access to rail construction projects. By having the ability to provide integrated design-build services, the Company has been successful in increasing its project flow. The Company's rail construction efforts primarily involve the construction of main line segments, passing sidings, rail yards, connector segments between railroads and industrial sites, turnouts and track and road intersections. With respect to track maintenance, the Company enters into multi-year contracts with several customers to provide ongoing maintenance of on-site rail infrastructure. Maintenance contracts allow the Company to obtain recurring revenues and gain access to additional new construction projects from the same customer. Additional rail contracting services also include the removal of tracks which are no longer in use.

     Rail construction and maintenance are highly complex processes that usually involve numerous separate parties that design, supply and construct the different elements of the track. Following the design stage, construction entails (1) site preparation and grading, (2) the laying of ballast (gravel) to provide a solid track fixation medium, (3) the positioning of cross ties, (4) securing rail with high precision using metal plates, spikes and clamps, (5) installing complex track crossings and turnouts and (6) installing other track related systems such as signal, communications and automatic train control and safety devices. Management believes that the Company's ability to bundle these services on a turnkey basis provides it with a significant competitive advantage.

     The Company provides its rail services on a nationwide basis. Since it is generally not economical to work on contracts outside of a 300 mile radius of an operating facility, this broad footprint facilitates servicing customers with multiple sites across regions. Most of the Company's competitors in this market are regionally focused. Management believes the Company has a competitive advantage due to its ability to direct equipment and labor resources to regions with higher demand due to economic or seasonal fluctuations. The Company also maintains track and track material inventory at each location. By coordinating information across its network the Company is able to maximize inventory utilization and improve supply for projects in different regions.

     Rail Products and Supplies

     The Company manufactures wooden and concrete products and rail fastening systems out of four facilities. The Company's wooden products include cross ties and switch and bridge timbers. The Company's wood treating operations consist of pressure-treating pre-cut beams of hardwood to provide weather-proofing. These treated cross ties are used for securing rail for tracks or assembled to construct bridge support structures. Concrete products consist primarily of pre-cast structural components for bridges and other support structures. The Company's concrete operations consist of pouring mixed concrete into large molds to create specialized structural support components. The Company also designs and manufactures rail fastening systems which are primarily used in overhead and portal crane rail applications.

     The Company's rail construction operations source rail and other track materials (primarily metal components such as plates and spikes) from (1) the reclamation of existing track that is no longer in use, (2) track materials brokers and (3) manufacturers. The Company sells its rail products and supplies directly to contractors (including its own subsidiaries) and to Class I and shortline railroads that perform their own track construction and maintenance. Some of the Company's products are used in non-rail applications such as highway construction and decorative landscaping.

     The Company's product capabilities provide it with an advantage in supplying its track construction and maintenance operations. This is particularly important in the context of wooden cross ties as the market has experienced shortages in the past. There are a limited number of cross tie manufacturing facilities in North America due to stringent regulations. The Company enhances its competitive advantage by having uninterrupted access to cross ties and other track products. The Company has also developed strong customer relationships through products sales, particularly with Class I and shortline railroads. Additionally, the Company leases track construction and maintenance equipment. By offering operating leases for such equipment, the Company has formed additional industry relationships, created an additional revenue source and established an avenue to fully utilize the operating life of its equipment. As part of its growth strategy, the Company intends to leverage these relationships to cross-sell other services, particularly design and engineering as well as track construction and maintenance.

ACQUISITION PROGRAM

     Management believes the combination of management's acquisition expertise and the highly fragmented nature of the rail services and products industry provides the Company with significant acquisition opportunities. RailWorks identifies acquisition candidates by leveraging the relationships of its experienced operational managers and utilizing its dedicated acquisitions team. The Company focuses on acquiring companies that have a strategic fit, provide RailWorks with cost synergies, complement its geographic presence, and demonstrate a willingness to learn and share best practices through open communications. After an initial screening, management evaluates each acquisition candidate through its due diligence process, which includes detailed financial and operational reviews. During the due diligence process, the Company often identifies a number of areas in which it expects to realize efficiencies during the integration process. The Company offers acquisition candidates several benefits, including:

     - expertise to expand in specialized markets;
     - enhanced productivity through the reduction of administrative burdens;
     - national name recognition;
     - increased bonding capacity;
     - access to public capital markets; and
     - the opportunity for a continued role in management.

Other key elements of the Company's acquisition program include:

     Retain and Provide Incentives to Existing Management. The Company seeks acquisitions of successful companies whose senior managers will remain as employees of the Company and continue to operate their respective businesses on a local level. The Company motivates these managers and aligns their interests with those of the Company through (1) employment agreements, (2) shares of common stock as a portion of the acquisition consideration and (3) a structured earnout program which is tied to the acquired entity meeting specific earnings targets.

     Leverage Industry Reputation and Contacts. The Company utilizes existing industry relationships established by the operating companies and Company management to develop a broad base of potential acquisitions. The Company intends to remain actively involved in industry organizations on local and national levels, working with independent companies to support issues of interest to the Company.

     Acquisition Consideration. In the course of implementing its acquisition strategy, the Company has typically used cash and performance-based earnouts as consideration for the acquired businesses. In the future, the Company expects to use a combination of cash, common stock, promissory notes and performance-based earnouts as consideration for acquired businesses.

     Since completion of the IPO, RailWorks has acquired the following companies:

 ACQUISITION               NAME OF               FISCAL 1998
    DATE               ACQUIRED COMPANY            REVENUE       HEADQUARTERS           BUSINESS LINE
-------------   ------------------------------  -------------   ---------------  ---------------------------
                                                (in millions)
November 1998   Armcore Railroad Contractors,
                Inc...........................      $ 3.8       Frankfort, IN    Rail construction services
November 1998   Sheldon Electric Co., Inc.....        1.4(1)    Long Island      Transit services
                                                                City, NY
January 1999    Gantrex Group.................       13.8       Ajax, Ontario,   Rail products and supplies
                                                                Canada
January 1999    Mid West Railroad Construction
                and Maintenance Corporation of
                Wyoming.......................       13.2       Salt Lake City,  Rail construction services
                                                                UT
January 1999    FCM Rail, Ltd. ...............        4.9       Grand Blanc, MI  Rail products and supplies
March 1999      F&V Metro Contracting Corp.
                and Affiliates ...............       46.0       Farmingdale, NY  Transit services

---------------

(1) Railworks acquired certain assets and ongoing contracts of Sheldon Electric Co., Inc. Therefore, only revenue since the date of acquisition ($1.4 million since November 4, 1998) has been included above.

SOURCES OF SUPPLY

     The Company purchases new rail from a limited number of suppliers. New rail is generally installed only on main lines, where the track may carry high volumes of heavy traffic at high speeds. Over time, rail is removed, inspected and, if in the appropriate condition, refurbished for sale as "relay" rail. Relay rail is typically installed on secondary (non-main line) tracks, as well as yard or branch tracks. Total rail life before scrapping may be as long as 60 years. The Company also purchases a large volume of relay rail that is refurbished by third parties and resold.

     Similarly, the Company regularly purchases entire sections of track that are removed and subsequently disassembled at the Company's facilities. The Company inspects the various track components -- rail, ties, and accessories -- and items are placed into its inventory (either in their "as removed" condition or after being refurbished by third parties) or sold for scrap. Additionally, in connection with certain repair and rehabilitation projects, the Company acquires trackwork that is removed. Management believes the Company's network of contractors enables the Company to acquire previously-used track on comparatively advantageous terms.

     For installing electrical signaling and communication systems for transit authorities, the Company purchases equipment from a limited number of suppliers.

     Certain of the Company's operating companies process creosote-treated wooden ties. Their operations include the purchase of raw lumber, trimming the lumber to specified sizes, pressurized impregnation of the lumber with creosote preservative and finishing of the ties (which would include the pre-drilling of spike holes and the attachment of plates, as specified by the customer). The service life of pressure treated ties has been extended to a range of 25 to 40 years.

     Management believes the Company is able to purchase materials in sufficient quantities to permit it to realize purchasing economies and discounts from its suppliers. Historically, the cost of the lumber used to produce wooden ties, steel used to produce rail and copper used to produce electrical wiring has fluctuated significantly due to market and industry conditions. Increasing demand for these raw materials may result in cost increases. There can be no assurance that the Company will be able to recoup any such increases by increasing the prices of its products. Further, a reduction in supply of lumber, steel or copper due to increased demand or other factors could have an adverse effect on the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company maintains a targeted national sales program to further develop the business of each of the operating companies. The focus of this initiative is on the Class I railroads and other large industrial companies with facilities in multiple areas. Prior to their acquisition by the Company, the individual operating companies had been unable to serve such customers on a comprehensive, nationwide basis. In addition, the Company's ability to offer electrical installation services together with rail construction, rehabilitation, repair and maintenance services and related products provides the Company with opportunities to cross-sell its services to large industrial companies. Management believes that the Company has an advantage over its competitors since it can offer consistent, high-quality service and products throughout the United States. The Company's expansive geographic coverage enables customers to use its services and products in multiple locations rather than dealing with numerous regional or local companies.

     The Company has achieved significant synergies in its marketing programs. Management also believes that the Company has developed and will continue to refine cross-selling programs under which:

          (1) the Company's design and engineering groups provide timely leads to its construction, product supply and electrical installation companies,

          (2) the Company's electrical signaling and communications companies, which have previously utilized third parties for track engineering and construction, utilize other operating companies for these projects, and

          (3) the Company's track construction companies contract with other operating companies for signaling, communication and electrical installation services.

     Similarly, the Company's product supply companies have, over the years, developed long-term relationships with the Class I railroads and large industrial companies, and management believes that these relationships provide an attractive basis for marketing the Company's construction and maintenance services.

BIDDING AND CONTRACTS

     A majority of the Company's pro forma revenue for the year ended December 31, 1998 was derived from contracts entered into through a competitive bidding process. Public agencies, including the New York City Transit Authority ("NYCTA"), that solicit bids are generally required to accept the lowest cost proposal. In some cases, the party that submitted the low bid must first pass a technical qualification before being awarded a project. Following the acceptance of a bid, the Company typically enters into a contract with the customer. The Company's track construction and repair projects generally do not involve long-term contracts.

     Many projects that are competitively bid require the company that is awarded the project to post a bond, which varies according to the size of the project. Each company has a bonding limit, which is based on the company's working capital and work in progress. The bond provides the customer with insurance in the event that the company is unable to complete the project. Accordingly, the ability of each of the operating companies to bid on larger projects had, prior to their acquisition by the Company, been limited by their ability to obtain the required bonding. The size of the Company, as compared to the size of the individual operating companies, facilitated increases in the bonding limits for each operating company thereby better positioning them to bid on and undertake significantly larger construction and maintenance projects. Management believes that the increased bonding capacity permits the Company to bid on and undertake more projects than could smaller companies.

CUSTOMERS

     The following table lists the Company's top four customers in each category on a pro forma basis giving effect to the acquisitions of the Founding Companies and the Acquired Companies as if they had occurred on January 1, 1998:

             CLASS I RAILROADS                           SHORTLINE AND REGIONAL RAILROADS
--------------------------------------------       --------------------------------------------
CSX Transportation                                 Alaska Railroad Corporation
Union Pacific Railroad                             Louisville & Indiana Railroad
Burlington Northern Santa Fe                       Indiana Southern Railroad Company
Canadian National Railway                          Indiana & Ohio Rail Systems

          TRANSIT AUTHORITIES AND                            INDUSTRIAL COMPANIES AND
             COMMUTER RAILROADS                               COMMERCIAL ENTERPRISES
--------------------------------------------       --------------------------------------------
NYCTA (New York)                                   United States Steel
NYDOT (New York)                                   Bethlehem Steel
LAMTA (Los Angeles)                                Morse Diesel
CDOT Rail Division (Connecticut)                   Babcock & Wilcox

     The Company derived approximately 43.7% of its pro forma revenue for the year ended December 31, 1998 from its top ten customers. Approximately 21.1% of the Company's 1998 pro forma revenue was derived from projects undertaken for the NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

     The rail system services and products industry is competitive, and projects are often awarded through competitive bidding. The Company competes with other rail system construction, rehabilitation and maintenance companies, electrical contractors and suppliers of products. Certain competitors have significantly greater resources than the Company, may provide a broad range of services and products and may have sufficient bonding capacity to undertake large projects. The Company competes on the basis of its breadth of services and products, ability to take on large projects and nationwide presence. Any inability of the Company to compete successfully against existing and future competitors would have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company may depend in part upon opportunities for consolidation in the rail system services and products industry in order to execute effectively its acquisition and vertical integration strategy. If the Company's customers do not receive the Company's vertical integration strategy favorably, such customers have numerous alternative sources of services and supply.

RISK MANAGEMENT AND SAFETY

     Because the Company's business is labor intensive, workers' compensation is a significant operating expense for the Company. The Company could be exposed to liability for the acts or negligence of its employees who cause personal injury or damage while on assignment, as well as claims of misuse of customer proprietary information or theft of client property. The Company has adopted policies and procedures intended to reduce its exposure to these risks.

     The Company maintains insurance against these risks with policy limits it considers sufficient and consistent with industry standards. The Company has retained a risk management professional who is responsible for claims management and the establishment of appropriate reserves for the deductible portion of claims. The Company holds regular meetings with the presidents of the operating companies at which safety issues are discussed. The Company also conducts routine safety inspections of local work sites.

EQUIPMENT

     The Company owns and maintains specialized equipment used in rail construction, rehabilitation, repair and maintenance. This equipment may be moved between job sites and, consequently, the Company is seeking to increase the sharing of equipment between the operating companies where it is appropriate and cost effective. For example, during the winter months, the operating companies located in the Northern United States could relocate their equipment to the operating companies located in the South. Each of the operating companies generally performs its own equipment maintenance. The Company intends to manage its equipment through its equipment leasing subsidiary, which will maintain a comprehensive database that tracks the use of all of the Company's equipment.

GOVERNMENT REGULATION

     Overview. In addition to the environmental, safety and other regulations generally applicable to all businesses, the Company's business is impacted by regulations that are administered by the STB, the successor to the Interstate Commerce Commission ("ICC"), and the FRA and by regulatory agencies in the various states in which the Company and its customers do business. Since 1980, there has been a significant relaxation in regulations governing the sale, leasing or other transfer of railroad properties, and this change has favorably affected the operations of many of the Company's customers. Various interests in the United States have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation and more onerous labor protection conditions for rail line transfers.

     Railroad Regulations. The ICC Termination Act, which was enacted on December 29, 1995, eliminated the ICC as an independent agency and created the STB, a new agency within the Department of Transportation which began functioning on January 1, 1996. The ICC Termination Act changed the procedure and timing for federal approval of rail projects, including abandonments, line sales, mergers, rates and tariffs, simplifying and streamlining the abandonment process. The FRA regulates railroad safety and equipment standards, including track maintenance and train speed standards, special procedures for handling hazardous shipments, locomotive and railcar inspection and repair requirements, operating practices and crew qualifications. The Roadway Worker Protection Rules, which were promulgated by the FRA, apply to rail contractors and establish certain safety criteria that must be complied with on rail projects.

     TEA 21. On June 9, 1998, the President signed TEA 21, the six-year surface transportation program that represents a significant development in the federal transit program. TEA 21, the largest infrastructure funding bill in U.S. history, authorizes funding for transit in the amount of $42 billion through 2003. TEA 21 authorizes over 50 percent more than the 1991 Intermodal Surface Transportation Efficiency Act, whose funding has expired.

     State Regulatory Agencies. State regulatory agencies no longer have authority to engage in economic regulation of railroads that are part of the intrastate network. State and local governments generally retain jurisdiction over local rail safety matters, such as the installation of grade crossings and grade crossing warnings devices.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to environmental laws and regulations relating to pollution and protection of the environment and public and employee health and safety. The principal environmental regulatory requirements applicable to the Company's operations relate to the use of creosote to treat lumber, and the generation, storage, transportation, treatment and disposal of solid and hazardous wastes. The Company believes that its operations have all required environmental permits and currently are in compliance, in all material respects, with applicable regulatory requirements.

     The Company has had environmental assessments performed for recent acquisitions. Based on these reports and available information, the Company is not aware of any significant environmental exposures or claims against it. However, the historical and current uses of the Company's facilities may have resulted in spills or releases of various hazardous materials, which now, or in the future, could require remediation. The Company also may be subject to requirements related to remediation of hazardous materials that have been released into the environment at properties that it owns or operates, or owned or operated in the past or at properties to which it sends, or may have sent, hazardous materials for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 2,000 employees. The Company believes that its relations with its employees are good.

     Approximately 66.9% of the Company's employees are members of certain labor unions and are employed pursuant to collective bargaining agreements. Certain of the operating companies are parties to collective bargaining agreements with the International Brotherhood of Electrical Workers, Laborers' International Union of North America, the International Union of Operating Engineers, United Brotherhood of Carpenters and Joiners of America and the United Brotherhood of Teamsters. Certain of the Company's customers only hire unionized labor. The Company's largest collective bargaining agreement, covering 1,054 employees, expires in June 2001. Except for a one-week work stoppage in Connecticut by the United Brotherhood of Teamsters in June 1994, the Company has not experienced any work stoppages in the past five years.

INFORMATION TECHNOLOGY SYSTEMS

     The Company is in the process of implementing integrated information technology systems that will be utilized by each of the operating companies. These information technology systems will be used for a variety of purposes, including monitoring inventory levels, tracking the progress of construction projects and integrating the Company's financial, general ledger, payables and receivables functions. In addition, the Company will network its corporate offices to the offices of its operating companies and will have e-mail capability at all offices. The Company expects that the required systems will be purchased and installed in 1999 and that its expenditures for these systems will not be material to the Company. All of the new systems will be Year 2000 compatible. Until these new systems are fully operational, each of the operating companies will continue using the information systems that are currently being used.

ITEM 2.  PROPERTIES

     The Company's corporate offices are in approximately 3,000 square feet of leased space in a suburb of Baltimore, Maryland. In addition to its corporate offices, the Company leases 27 facilities and owns 10 facilities. these facilities consist of local offices, storage yards, distribution facilities, warehouses and wood processing plants.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's executive officers:

NAME:                                        AGE                    POSITION
-----                                        ---                    --------
John G. Larkin.............................  43    Chairman of the Board, Chief Executive
                                                   Officer and Director
Michael R. Azarela.........................  40    Executive Vice President, Chief Financial
                                                   Officer and Director
John Kennedy...............................  60    Vice President, Chief Operating
                                                   Officer -- Track Contractors and Director
Peter Alan Pasch...........................  48    Vice President, Chief Operating Officer --
                                                   Transit Operations and Director
Robert D. Wolff............................  56    Vice President, Chief Operating Officer --
                                                   Western Track Construction & Maintenance

     John G. Larkin has been the Chairman of the Board and Chief Executive Officer and a director of RailWorks since its inception in March 1998. For the past 21 years, Mr. Larkin has worked in the transportation industry. From December 1994 to February 1998, Mr. Larkin was a managing director of BT Alex. Brown Incorporated, where he focused on the transportation industry. Prior thereto, he served in various capacities at BT Alex. Brown Incorporated since 1987, including as an equity research analyst, focused exclusively on the transportation industry. From 1986 to 1987, Mr. Larkin was Assistant Vice President of CSX Transportation, Inc., where he was responsible for strategic planning and analysis. From 1985 to 1986, Mr. Larkin was Director of Strategic Planning of Seaboard System Railroad, Inc. From January 1979 through July of 1982, Mr. Larkin served as an engineering project coordinator for Day & Zimmermann, Inc., an engineering and construction management firm. During this period, Mr. Larkin was focused exclusively on railroad and rail transit design and valuation projects. Mr. Larkin has a Master of Business Administration from Harvard University and a Master of Science in Civil Engineering from the University of Texas.

     Michael R. Azarela has served as the Executive Vice President, Chief Financial Officer and a director of RailWorks since May 1998. Mr. Azarela was Chief Executive Officer of L.K. Comstock from February 1998 to August 1998 and Senior Vice President and Chief Financial Officer of CGI and Spie from May 1994 to February 1998, Chairman of the Board of Comstock Holdings, Inc. since November 1996 and Vice President and Treasurer of L.K. Comstock from September 1992 to April 1994 and in various other positions at Comstock since June 1983. Mr. Azarela is a certified public accountant and has a Master of Business Administration from Iona College.

     John Kennedy has served as Vice President and a director of RailWorks since its inception in March 1998, and Chief Operating Officer -- Track Contractors since January 1999. From March 1998 to January 1999, he was Chief Operating Officer of RailWorks. Mr. Kennedy has served as President of Kennedy

Railroad, a Founding Company, from June 1965 to February 1998, as President of Railcorp, Inc. from April 1986 to February 1998 and as Principal of Alpha-Keystone from January 1996 to February 1998. From 1980 to 1988, Mr. Kennedy served as an Elected Member of the Pennsylvania House of Representatives.

     Peter Alan Pasch has served as a director of RailWorks since the IPO and as Vice President and Chief Operating Officer -- Transit Operations since January 1999. From August 1998 to January 1999, Mr. Pasch served as Chief Executive Officer of Comstock and from April 1997 to August 1998 he served as President and Chief Operating Officer of Comstock. From October 1995 to April 1997, Mr. Pasch served as Executive Vice President of Comstock in charge of operations outside the New York Metropolitan area. Mr. Pasch served as Executive Vice President of Comstock from October 1987 to September 1995. Mr. Pasch joined Comstock in 1973 after receiving his Master of Engineering Degrees from Rensselaer Polytechnic Institute. Mr. Pasch is a Registered Professional Engineer in 45 states, a Master Electrician in 18 states and is a member of the International Brotherhood of Electrical Workers.

     Robert D. Wolff has served as Vice President, Chief Operating
Officer -- Western Track Construction and Maintenance of RailWorks since January 1999. From 1977 to January 1999, Mr. Wolff was the Chief Executive Officer of Mid West Railroad Construction & Maintenance Corp. Mr. Wolff is a past President of the National Railroad Construction and Maintenance Association, Inc.

     Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     RailWorks Corporation's Common Stock began trading on July 30, 1998 in the Nasdaq National Market under the symbol "RWKS." The following table details the high and low bid information for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                               HIGH     LOW
                                                              ------   -----
  Third Quarter 1998 (from July 30, 1998)...................  $12.00   $5.69
  Fourth Quarter 1998.......................................    9.50    4.56

     On March 23, 1999, (1) the last sale price of the Common Stock as reported by the Nasdaq National Market was $11.50 per share and (2) there were 124 holders of record of the Common Stock.

     The Company has never paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

     On October 14, 1998 the Company issued 13,700 unregistered shares of its non-voting Series A Convertible Preferred Stock to BT Alex. Brown Incorporated in exchange for 1,370,000 shares of its Common Stock pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

     In 1998, the Company issued options to certain employees and non-employee directors under its stock option plan to purchase an aggregate of 30,000 shares of Common Stock at exercise prices equal to the fair market value of the Common Stock on the date of grant. Such options were issued in reliance on the exemption contained in Rule 701 under the Securities Act of 1933.

     In 1998, the Company granted an aggregate of 1,200,393 shares of Common Stock to an aggregate ten officers and key employees pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

     RailWorks acquired the Founding Companies concurrently with the consummation of the IPO on August 4, 1998. For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) was identified as the "accounting acquirer" consistent with the requirements of SAB No. 97 of the Securities and Exchange Commission. All other acquisitions have been accounted for as purchases in accordance with APB No. 16.

                                                     PREDECESSOR COMPANY              RAILWORKS
                                          -----------------------------------------   ---------
                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                          1994(1)    1995(1)    1996(1)    1997(1)     1998(2)
                                          --------   --------   --------   --------   ---------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue.................................  $157,749   $181,616   $188,767   $153,610   $212,533
Cost of revenue.........................   137,607    164,777    169,303    136,678    182,817
                                          --------   --------   --------   --------   --------
Gross profit............................    20,142     16,839     19,464     16,932     29,716
Selling, general and administrative
  expenses..............................    16,963     15,624     15,053     13,733     17,040
Non-recurring expenses..................        --         --         --         --     19,965(3)
Transaction fees........................        --         --         --         --      1,281(4)
Depreciation and amortization...........     1,447      1,263      1,365       (213)     2,105
                                          --------   --------   --------   --------   --------
Operating income (loss).................     1,732        (48)     3,046      3,412    (10,675)
Interest expense........................       (38)      (871)    (2,023)    (1,761)    (2,334)
Interest and other income...............     2,401      2,115        476        975      1,634
Income (loss) before income taxes.......     3,134    (19,822)       558      2,626    (11,375)
Net income (loss).......................     2,782    (19,972)        58      1,428    (12,847)
Basic and diluted earnings (loss) per
  share.................................                                        .48      (1.67)

                                                      PREDECESSOR COMPANY             RAILWORKS
                                            ---------------------------------------   ---------
                                                            AS OF DECEMBER 31,
                                            ---------------------------------------------------
                                            1994(1)    1995(1)    1996(1)   1997(1)    1998(2)
                                            --------   --------   -------   -------   ---------
                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(5)........................  $ 30,456   $ 31,915   $19,257   $26,500   $ 67,391
Total assets..............................    89,168     86,108    84,344    68,352    228,636
Total debt................................        --     19,241    24,890    15,004     51,504
Stockholders' equity......................    56,329     20,567    16,990     1,438    110,008

---------------

(1) The selected historical consolidated financial data as of and for the fiscal years ended December 31, 1994, 1995, 1996 and 1997 are derived from the financial statements of Comstock Holdings, Inc., the accounting acquirer, and its predecessor, L.K. Comstock & Company, Inc., for the respective periods.
(2) The selected historical consolidated financial data for the fiscal year ended and as of December 31, 1998 are derived from the Company's Consolidated Financial Statements, which are comprised of financial data of:
     - Comstock Holdings, Inc., the accounting acquirer, for the year ended December 31, 1998;
     - the Founding Companies, other than Comstock Holdings, Inc., for the period from August 1, 1998 through December 31, 1998; and
     - the 1998 Acquired Companies for the period from November 4, 1998 through December 31, 1998.
(3) Consists of $14.5 million in restricted common stock granted to the Company's officers, $2.9 million related to the settlement of employee benefit obligations of one of the operating companies and corporate relocation costs, $2.2 million in estimated legal and settlement costs in connection with former operations of one of the operating companies and $400,000 in common stock gifts made by certain employees of an operating company to other employees of that operating company.

(4) Represents offering expenses incurred in connection with the IPO.
(5) Working capital is the sum of cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, deferred tax asset and other current assets, less the sum of current maturities of long-term debt, accounts payable and accrued liabilities, accrued payroll and related withholdings, billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto appearing elsewhere herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Such risks and uncertainties include, among others, the lack of a combined operating history of the Company's operating companies and the possible failure to integrate their decentralized operations, the inability to complete and finance acquisitions, the inability to grow internally, the Company's dependence on a principal customer, a history of losses of certain of the Company's operating companies, competitive factors, the Company's dependence on public sector contracts and funding, the nature of fixed priced contracts pursuant to which the Company provides services and products, the Company's reliance on subcontractors and suppliers, the cyclical nature of the rail system industry, the Company's exposure to downturns in commercial construction, the unionization of the Company's workforce, the impact of various regulations on the Company's business, the Company's dependence on key personnel, the Company's ability to pay its indebtedness and the Company's ability to address Year 2000 problems. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, is contained below in this Item under the sections entitled "Year 2000" and "Risk Factors."

GENERAL

     RailWorks was formed in March 1998 to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company primarily performs services pursuant to contracts for the completion of specific projects, some of which take up to five years to complete. On most projects, the Company contracts directly with rail system operators, while on other projects the Company acts as a subcontractor.

     In August 1998, RailWorks acquired in separate concurrent transactions 14 Founding Companies engaged principally in the rail system services and products business and RailWorks consummated its IPO. In November 1998, RailWorks acquired the two 1998 Acquired Companies and, in the first quarter of 1999, RailWorks acquired the four 1999 Acquired Companies. Except for the acquisition of Comstock Holdings, Inc., ("Comstock"), a Founding Company, all of the acquisitions have been accounted for as purchases in accordance with APB No. 16.

     For accounting and financial statement purposes, Comstock has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange

Commission because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition. The historical financial statements prior to August 4, 1998 are those of Comstock.

     The Company's consolidated balance sheet as of December 31, 1998, includes the Founding Companies and the 1998 Acquired Companies. The results of operations for the year ended December 31, 1998, and the statement of cash flows for the year ended December 31, 1998 include the results of operations and cash flows of Comstock for the entire period, the results of operations and cash flows of the Founding Companies from August 1, 1998 and the results of operations and cash flows of the 1998 Acquired Companies from November 4, 1998. RailWorks conducted no operations prior to the consummation of its IPO other than the acquisitions of the Founding Companies and the financing activities related thereto, including the IPO, and had no revenue or operating expenses prior to August 1, 1998. Consequently, management believes that RailWorks, or individual Founding Company and 1998 Acquired Company financial comparisons, are not meaningful.

     The Founding Companies and the Acquired Companies have operated historically under varying tax structures, including both S and C corporations, which have influenced the historical level of owners' compensation. Certain executive officers of each of the Founding Companies and the Acquired Companies have entered into employment agreements with the Company. The aggregate compensation paid to such executive officers was reduced following the IPO. Following the initial two-year term of the employment agreements, the Company will reevaluate its compensation structure after examining operating results and the value of the services such individuals are providing the Company.

     Prior to their affiliation with RailWorks, the Founding Companies and the Acquired Companies were privately owned and managed as separate entities. Operating performance and management compensation depended on regional market conditions and the priorities and strategies of individual owners. For example, under private ownership these companies experienced limitations on project bonding capacity, access to capital and human resources. In addition, many of these companies operated under an S corporation tax structure. In many instances, management and employee compensation was not necessarily directed toward the achievement of growth in profitability. As part of RailWorks, these businesses have access to significantly more resources, including higher bonding capacity, lower input costs through greater purchasing power, access to lower cost capital and cross-selling opportunities.

REVENUE AND COSTS

     The Company recognizes revenue from fixed price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to management's estimate of total cost for each contract. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Revenue from time-and-material contracts are recognized currently as the work is performed.

     Contract costs consist principally of wages and benefits of employees, subcontracted services, materials, parts and supplies, depreciation and other vehicle expenses and equipment rental, as well as indirect costs related to contract performance. Contract costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     In the case of product sales, the Company recognizes revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes raw materials cost and production cost.

RESULTS OF OPERATIONS

     Historical -- Year Ended December 31, 1998

     Revenue was $212.5 million for the year ended December 31, 1998. Cost of revenue was $182.8 million. Gross profit for the year ended December 31, 1998 was $29.7 million. Selling, general and administrative expenses were $38.3 million, including non-recurring expenses of $20.0 million and transaction fees of $1.3 million recorded during the third quarter related to the IPO. The $20.0 million of non-recurring expenses consists of a non-cash compensation charge of $14.9 million for stock grants issued to management resulting from the consummation of the IPO, $2.9 million related to the settlement of certain employee benefit obligations and relocation expenses and $2.2 million for estimated legal and settlement costs in connection with certain claims and litigation associated with the Company's former west coast operations. Included in other income in the fourth quarter was a gain of $861,000 on the disposition of the Company's Longview, Washington industrial electrical contracting division. This divestiture was in conjunction with Comstock's change in strategic focus to rail-based transit projects. The net loss for the year ended December 31, 1998 was $12.8 million.

    Pro Forma Founding Companies -- Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     The presentation below provides the pro forma results of operations of the Founding Companies as if the Founding Companies had been acquired on January 1, 1997. The presentation only includes the results of the 1998 Acquired Companies from November 4, 1998 to December 31, 1998. Acquired Companies are otherwise excluded. The presentation includes pro forma results of the Founding Companies and the Acquired Companies on a combined basis.

     The pro forma results of operations of the Company for the periods presented may not be comparable to, and may not be indicative of, the Company's actual results of operations because (1) the Founding Companies and the Acquired Companies were not under common control or management during the periods presented and (2) the pro forma data do not reflect all of the potential benefits and cost savings the Company expects to realize as a result of operating as a combined entity.

     The following table sets forth selected pro forma financial data for the periods indicated.

                                                                    UNAUDITED PRO FORMA
                                                                   RESULTS OF OPERATIONS
                                                            ------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                                  1997                1998
                                                            ----------------    ----------------
                                                                   (DOLLARS IN THOUSANDS)
Revenue...................................................  $256,508   100.0%   $269,498   100.0%
Cost of revenue...........................................   219,400    85.5     227,052    84.2
                                                            --------            --------
Gross profit..............................................    37,108    14.5      42,446    15.8
Selling, general and administrative expenses..............    20,848     8.1      19,317     7.2
Depreciation and amortization.............................     5,038     2.0       5,389     2.0
                                                            --------            --------
Operating income..........................................    11,222     4.4      17,740     6.6
Interest and other income (expenses), net.................    (1,063)   (0.4)       (833)   (0.3)
                                                            --------            --------
Income before income taxes................................    10,159     4.0      16,907     6.3
Net income................................................     5,438     2.1       8,812     3.3

     Revenue. Revenue increased $13.0 million, or 5.1%, from $256.5 million for the year ended December 31, 1997 to $269.5 million for the year ended December 31, 1998. The increase was primarily due to growth of the Company's transit services segment, which grew at 7.1% and represented $11.0 million in additional revenue.

     Gross Profit. Gross profit increased $5.3 million, or 14.4%, from $37.1 million for the year ended December 31, 1997 to $42.4 million for the year ended December 31, 1998. As a percentage of revenue, gross profit increased to 15.8% for the year ended December 31, 1998 from 14.5% for the year ended December 31, 1997. The increase in gross profit was due to the higher revenue base and improved revenue mix as a result of higher margin contracts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.5 million, or 7.3%, from $20.8 million for the year ended December 31, 1997 to $19.3 million for the year ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses decreased from 8.1% for the year ended December 31, 1997 to 7.2% for the year ended December 31, 1998. The decrease in selling, general and administrative expenses was the result of decreased salaries and wages during 1998.

     Net Income. Net income increased to $8.8 million for the year ended December 31, 1998 from $5.4 million for the year ended December 31, 1997, an increase of $3.4 million, or 62.0%. As a percentage of revenue, net income increased to 3.3% for the year ended December 31, 1998 from 2.1% for the year ended December 31, 1997. The increase was the result of the increase in revenue and profitability discussed above.

     Historical -- December 31, 1997 Compared to December 31, 1996 -- Comstock Holdings, Inc.

     Founded in 1904, L.K. Comstock & Co., Inc. ("L.K. Comstock"), a wholly-owned subsidiary of Comstock, is one of the largest electrical contractors in the United States based on revenue. L.K. Comstock specializes in power, communication and signaling installations for rail-based transit systems and also provides electrical contracting services for commercial buildings, heavy industrial and manufacturing plants and power plants. Through incremental investments from 1986 through 1989, L.K. Comstock's former parent company, Comstock Group, Inc. ("CGI"), was acquired by Spie Enertrans S.A. ("Spie"), a multinational electrical engineering firm headquartered in Paris, France. During Spie's ownership, L.K. Comstock sought to increase revenue by expanding its non-transit operations in California and entering into joint ventures to design and build large power and industrial projects in other locations. Effective January 1, 1997, L.K. Comstock was acquired (the "Comstock Acquisition") from Spie by Comstock, a corporation owned by certain employees of L.K. Comstock.

     Following the Comstock Acquisition, Comstock's management instituted a plan to reduce Comstock's costs and improve profitability. As a result of this plan, Comstock has reduced general and administrative expenses by eliminating certain management positions, including those of several French expatriates, and reducing its Los Angeles-based staff. Comstock also improved gross profit margins through (1) improved control over contract costs by consolidating transit project estimating and bidding functions and (2) exiting unprofitable, risky operations which had been expanded under Spie's ownership (such as electrical projects for traffic systems, non-rail projects in California and large joint ventures for the design and construction of power and industrial plants). Under joint ventures with general construction contractors, as preferred by Spie, Comstock had limited management control and was subject to increased costs due to general contract conditions. Following the Comstock Acquisition, management focused the business to benefit from its core competencies, including rail-based transit projects. However, Comstock's electricians and supervisors are capable of performing services on rail and non-rail projects, thus enabling the efficient use of experienced labor on projects in response to demand. Additionally, its accounting and management systems are designed to provide necessary information for both rail and non-rail projects. In 1997, Comstock derived 56.7% of its revenue and 58.6% of its gross profit from rail-related projects as compared to 48.1% and 48.5%, respectively, in 1996.

     Revenue. Revenue decreased to $153.6 million for the year ended December 31, 1997 from $188.8 million for the year ended December 31, 1996, a decrease of $35.2 million, or 18.6%. This decrease was due to a decrease in revenue from Comstock's power and industrial operations attributable to the completion of certain large projects in 1996 and early 1997 that were not immediately replaced, as well as a decrease in revenue from Comstock's traffic operations, offset in part by an increase in revenue from Comstock's commercial operations. The decrease in revenue from traffic operations, as well as a portion of the decrease in revenue from power and industrial operations, were due to the change in strategic focus discussed above and it is unlikely that such projects will be replaced. Rail-related revenue did not change significantly from 1996 to 1997 due to limited bonding capacity.

     Gross Profit. Gross profit decreased to $16.9 million for the year ended December 31, 1997 from $19.5 million for the year ended December 31, 1996, a decrease of $2.5 million, or 13.0%. As a percentage of revenue, gross profit increased to 11.0% for the year ended December 31, 1997 from 10.3% for the year ended December 31, 1996. Gross profit decreased as a result of the decline in revenue, offset in part by tighter cost controls implemented by management and a reduction in the amount of activity in traffic and Los Angeles-based non-rail projects which had significantly lower margins. Additionally, 1996 gross profit benefitted from a reduction in contract reserves of approximately $3.0 million related to the settlement of outstanding project contingencies.

     General and Administrative Expenses. General and administrative expenses decreased to $13.7 million for the year ended December 31, 1997 from $15.1 million for the year ended December 31, 1996, a decrease of $1.3 million, or 8.8%. This decrease was a result of the tighter cost controls implemented by management, including reductions in executive and administrative staff in the power, industrial and Los Angeles-based non-rail operations. As a percentage of revenue, general and administrative expenses increased to 8.9% for the year ended December 31, 1997 from 8.0% for the year ended December 31, 1996. This increase was the result of the decrease in revenue.

     Net Income. Net income increased to $1.4 million for the year ended December 31, 1997 from $58,000 for the year ended December 31, 1996, an increase of $1.3 million. For each period, net income as a percentage of revenue was less than 1%. The increase in net income was partially due to the reduction of general and administrative expenses discussed above and the elimination of management expenses of $941,000 paid to Spie and related entities in 1996. In addition, as a result of the Comstock Acquisition and the related purchase accounting, approximately $1.6 million of depreciation and amortization were eliminated in 1997 as compared to 1996. These factors were partially offset by the decrease in gross profit due to the factors discussed above.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Founding Companies and the Acquired Companies have in the past experienced quarterly variations in revenue, operating income (including operating losses), net income (including net losses) and cash flows (including operating cash flow deficits) as a result of various factors, including projects commenced and completed during a quarter, the number of business days in a quarter and the size and scope of projects. A variation in the number of projects, progress on projects or the timing of the initiation or completion of projects can cause periods in which certain operating resources are not generating revenue and can cause significant variations in operating results between reporting periods. Negative fluctuations have been particularly pronounced, and net losses have been incurred, in the first and fourth calendar quarters, generally due to adverse weather conditions. The Company expects to continue to experience such quarterly fluctuations in operating results, including possible net losses.

LIQUIDITY AND CAPITAL RESOURCES

     On August 4, 1998, the Company completed the IPO of 5.0 million shares of its Common Stock at a price of $12.00 per share. The capital raised by this offering was approximately $52.5 million, net of underwriting discounts and other offering expenses, of which approximately $51.1 million was used for the cash portion of the Company's acquisitions of the Founding Companies and approximately $1.4 million was used for the repayment of debt.

     At December 31, 1998, RailWorks had working capital of approximately $67.4 million. Net cash used in operating activities for the year ended December 31, 1998, was approximately $13.9 million. Net cash used in investing activities for the year ended December 31, 1998 was approximately $54.4 million which consisted of $52.5 million of cash for acquisitions (including $49.9 million for the Founding Companies) and $1.3 million for purchase of equipment and leasehold improvements. Net cash provided by financing activities for the year ended December 31, 1998 was approximately $70.0 million, which included $52.5 million from the issuance of common stock relating to the IPO and borrowings of approximately $61.3 million, offset by debt repayment of approximately $41.2 million.

     Capital expenditures were $1.3 million, $448,000 and $690,000 in fiscal 1998, 1997 and 1996, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of the Company's operations, including its management information systems. The Company's capital expenditures over the next several years, as a percentage of its revenues, are expected to decrease compared to those of the past three fiscal years.

     Capital expenditures of approximately $5.0 million for equipment and leasehold improvements are anticipated in 1999. This investment, which is expected to be able to be financed primarily by working capital and vendor financing, relates to the anticipated facility consolidations of the operating companies, the installation of a comprehensive financial reporting computer system and the purchase of supplemental machinery and equipment needed to meet operational demands. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and equipment leases will continue.

     Cash for acquisitions and working capital are financed by funds generated from operations, together with borrowings under the Company's credit facilities with NationsBank, N.A. The Company has in place a three-year, $75 million senior revolving credit facility. The Company also has a $25 million senior term credit facility that matures upon the earlier of June 30, 1999 and consummation of a debt or equity offering. The credit facilities are secured by a first lien on all of the capital stock of the Company's subsidiaries and on all accounts receivable of the Company and its subsidiaries. The credit facilities contain a negative pledge on all other assets of the Company and its subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at the option of the Company, at an interest rate equal to (1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 250 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or (2) the Alternate Base Rate (defined as the higher of (a) the NationsBank prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 125 basis points based on the ratio of Funded Debt to EBITDA. The Company may also finance future acquisitions with shares of common stock and contingent consideration.

     In connection with certain acquisitions, the Company has agreed, and in the future may agree, to pay additional consideration based on operating results of the acquired entity. The payment of any such earnouts could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill.

     The Company believes that funds generated from operations, together with existing cash and borrowings under the $75 million credit facility, will be sufficient to finance its current operations, planned capital expenditures, pending acquisitions and internal growth for at least the next several years. If the Company were to make a significant acquisition for cash, it may be necessary for the Company to obtain additional debt or equity financing.

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000

     The Company has developed a plan to address Year 2000 issues. The plan addresses three main areas: (a) information systems; (b) embedded chips; and (c) supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, the Company has established a committee comprised of accounting and information systems personnel who are reporting regularly to the board of directors and the Audit Committee.

     The Company has identified potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the summer of 1999. With respect to other equipment with date sensitive operating controls, such as manufacturing equipment, HVAC, security and other similar systems, the Company is in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these internal systems in the summer of 1999. The Company is in the process of identifying and contacting suppliers, both inventory and non-inventory, and customers to determine the state of their Year 2000 readiness.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be approximately $250,000. As of December 31, 1998, none of these funds had been spent. These costs are expected to include third party consultants, remediation of existing computer software and replacement and remediation of embedded chips. These costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

     At this stage of the process, the Company believes that it is difficult to specifically identify the most reasonably likely worst case Year 2000 scenario. As with all service providers and manufacturers, a reasonably likely worst case scenario would be the result of failures of third parties (including, without limitation, governmental entitles and entities with which the Company has no direct involvement) that continue for more than several days in various geographic areas where the Company provides services, its products are manufactured or from which the Company's raw materials and components are sourced. In connection with its manufacturing and supply of raw materials and components, the Company is considering various contingency plans. Any such plans would necessarily be limited to matters which the Company can reasonably control.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon whom the Company relies directly or indirectly, to be Year 2000 compliant.

RISK FACTORS

     The Operating Companies Do Not Have a Combined Operating History; The Company May be Unsuccessful Integrating Their Decentralized
Operations. RailWorks was founded in March 1998 but conducted no operations and generated no revenue until it completed its IPO in August 1998. The Company acquired the Founding Companies concurrently with the completion of the IPO, has acquired six additional operating companies since that time, and has entered into letters of intent to acquire four additional operating companies. The operating companies were separate independent entities before RailWorks acquired them and to a certain extent they continue to operate as independent entities because the Company conducts its operations on a decentralized basis. The integration of the operating companies, while allowing them to retain decentralized operations and management, is important to the Company's operating and growth strategies and the achievement of efficiencies in the combined operation. Management may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to manage effectively the combined enterprise. Certain members of the Company's management group have only recently joined RailWorks and there can be no assurance that the management group will be able to implement the Company's acquisition and operating strategies. There can be no assurance that the Company will be able to establish, maintain or increase the profitability of the operating companies. RailWorks' pro forma financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, the pro forma financial statements may not be indicative of the Company's future results of operations. Any failure by management to implement the Company's strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, or oversee effectively the combined entity could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company May be Unable to Complete and Finance Acquisitions. The Company has completed six acquisitions since the IPO and intends to grow significantly through the acquisition of additional businesses. The Company's acquisition strategy entails reviewing acquired business operations, corporate infrastructure and systems and financial controls. Unforeseen expenses, difficulties, complications and delays frequently encountered in connection with the rapid expansion of operations could inhibit RailWorks' growth or adversely affect its financial performance.

     In March 1999, the Company signed letters of intent to purchase four operating companies. Management expects to execute definitive purchase agreements, which will have customary closing conditions (including completion of due diligence), in the second quarter of 1999. However, there can be no assurance that the Company will acquire any or all of these companies.

     There can be no assurance that the Company will maintain or accelerate its growth or anticipate all of the changing demands that expanding operations will impose on its management, personnel, operational and management information systems and financial systems. Management may not be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

     Management cannot predict the timing, size and success of RailWorks' acquisition efforts and any associated capital commitments. The Company currently intends to finance future acquisitions by bank borrowings, shares of RailWorks Common Stock, internally generated funds or a combination of Common Stock and cash. If RailWorks Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources or borrowings to maintain its acquisition program. In addition, the Company's acquisitions typically provide for the sellers to receive contingent consideration, which is only paid if the acquired companies achieve certain operating results. These payments could be substantial.

     The Company May be Unable to Generate Internal Growth. RailWorks' ability to grow will be affected by various factors, including demand for rail system services and products, the Company's success in bidding on new projects, the success of cross-selling efforts and management's ability to develop a national accounts program. The Company's growth may also depend on increased outsourcing by rail system operators. Many of these factors are beyond the Company's control. The Company's strategies may not be successful or the Company may be unable to generate cash flow adequate for combined operations and to support internal growth. The senior managers of the operating companies retain responsibility for day-to-day operations. If proper business controls are not implemented and maintained, this decentralized operating strategy could result in inconsistent operating and financial practices of the operating companies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company Has Been Dependent on Certain Customers. The Company derived approximately 43.7% of its pro forma revenue for the year ended December 31, 1998 from its top ten customers. Approximately 21.1% of RailWorks' 1998 pro forma revenue was derived from projects undertaken for the NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with the Company or determine not to do business with the Company in the future, it would have a material adverse effect on the Company's business, financial condition and results of operations.

     Certain Operating Companies Have a History of Losses. From time to time, primarily due to industry cyclicality and uncertainties inherent in the competitive bidding process, certain of the Company's operating companies have experienced net losses. There can be no assurance that the Company or its operating companies will be profitable in the future.

     The Company May Face Intense Competition. The rail system services and products industry is highly competitive. There are numerous companies that provide services to transit authorities, construct and repair rail systems or sell related products or supplies, and some of these companies operate in more than one of these lines of business. Some of the Company's competitors have greater resources than the Company has, may also provide a broad range of services and products and may have sufficient bonding capacity and other resources to undertake large projects. Any inability to compete successfully against the Company's existing and future competitors would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's operating companies also provide electrical contracting services to non-rail industrial and commercial customers. While management believes that the Company currently competes effectively in the non-rail electrical contracting business, this industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. Additionally, the Company could face competition in the future from other competitors entering the Company's markets.

     The Company is Dependent on Public Sector Contracts and Funding. The rail system services and products business involves contracts that are supported by funding from federal, state and local governmental agencies, as well as contracts with such agencies ("public sector contracts"). Public sector contracts are subject to detailed regulatory requirements and public policies, as well as funding priorities. These contracts may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures. These contracts may also be subject to significant pricing constraints. Moreover, public sector contracts may generally be terminated for reasons beyond the control of the contractor, including when such termination is in the best interests of the governmental agency. There can be no assurance that these factors or others unique to public sector contracts will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Fixed Price Contracts Expose the Company to Significant Risks. Fixed price contracts are typically awarded in the rail system services industry pursuant to a competitive bidding process. In compiling the Company's bid on a particular project, management must estimate the time it will take to complete the project, along with the project's labor and supply costs. These costs may be affected by a variety of factors, some of which may be beyond the Company's control. If management is unable to predict accurately the costs of fixed price contracts, certain projects could have lower margins than anticipated or the Company could suffer losses on the projects. This could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company Relies on Subcontractors and Suppliers. The Company generally performs electrical contracting services for transit signaling and communication systems as a subcontractor to companies that design the systems and manufacture or purchase the necessary equipment. In other instances, the Company acts as the prime contractor and subcontracts the design of the signal or communication system and necessary equipment. When the Company is a prime contractor for such projects, management generally requires subcontractors to post performance bonds. Management may not require a subcontractor to post a performance bond in situations where (1) the subcontractor has strong experience with a specific type of project and demonstrates financial stability and (2) the customer does not require bonds from the Company as prime contractor. The Company is sometimes dependent upon the subcontractor to perform design and other services and provide equipment. For certain projects there are a limited number of companies that can perform the subcontract if the initial subcontractor defaults. As a result, the Company is dependent upon its subcontractors to perform under the subcontracts. Further, the major components of signaling and communication systems for transit authorities are manufactured to specifications and require long lead times for production. If a subcontractor or supplier defaults, or if a supplier refuses or is unable to do business with the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Rail System Industry is Cyclical. A substantial portion of RailWorks' revenue is derived from public contracts, which are expected to constitute a relatively stable source of business due to funding provided by TEA 21. However, demand for rail system services and products could fluctuate in conjunction with overall economic conditions. In economic downturns, rail system operators may defer certain construction and rehabilitation projects and purchases of related products to conserve cash in the short term. Reductions in freight traffic due to economic downturns or other factors may also reduce demand for our construction and rehabilitation services and related products. In economic upturns, railroads, particularly Class I railroads, experience heavier traffic demands that can cause problems associated with congestion. The operational problems related to congestion have an unpredictable impact on railroad expenditures for construction and rehabilitation services and related products, including those provided by the Company. During periods of peak usage, rail system owners may defer certain expenditures because they may need to address operational challenges caused by these conditions. Such uncertainties may be exacerbated by certain other issues, such as the possibility of heightened government regulation during periods of congestion and the internal challenges of managing railroad operations as the Class I railroads continue to consolidate.

     Exposure to Downturns in Commercial Construction. Approximately 16.2% of RailWorks' pro forma revenue for the year ended December 31, 1998, was derived from installation of electrical systems in newly constructed or renovated commercial buildings and power and industrial plants. The demand for electrical installation services is affected by fluctuations in the level of new construction and renovation of commercial buildings. These fluctuations reflect the cyclical nature of the construction industry and depend upon general economic conditions, changes in interest rates and other related factors. Downturns in levels of commercial construction and renovation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's electrical installation business is focused in the northeastern United States and is therefore particularly susceptible to economic downturns in that region.

     The Company's Workforce is Unionized. As of December 31, 1998, approximately 66.9% of RailWorks' employees were covered under collective bargaining agreements. In June 1994, one of RailWorks' operating companies was affected by a one-week work stoppage by the United Brotherhood of Teamsters. There can be no assurance that future work stoppages will not affect the Company. In addition, labor agreements are generally negotiated on an industry-wide basis and the terms and conditions of future labor agreements could be beyond the Company's control. The Company may be subject to terms and conditions in future labor agreements that could have a material adverse effect on its business, financial condition and results of operations.

     The Company is Subject to Extensive Environmental and Government Regulation. RailWorks' operations are subject to extensive federal, state and local regulation under environmental laws and regulations. Among other things, these laws and regulations cover emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste, underground and aboveground storage tanks and remediation of soil and groundwater contamination. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by us. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company could incur significant ongoing costs associated with environmental regulatory compliance. Further, the Company sometimes uses hazardous materials in connection with its operations. Although the Company believes it is in material compliance with all of the various environmental regulations applicable to its business, there can be no assurance that requirements will not change in the future or that the Company will not incur significant costs to comply with such requirements.

     In addition to safety, health and other regulations of general applicability, the Company's operations may be significantly affected by regulations of the Surface Transportation Board, the Federal Railroad Administration, the Occupational Safety and Health Administration, state departments of transportation and other state and local regulatory agencies. Changes in regulation of the rail and transit industries through legislative, administrative, judicial or other action could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is Dependent on Key Personnel. The Company's success depends to a significant extent upon the efforts and abilities of John G. Larkin, Chairman of the Board and Chief Executive Officer, and Michael R. Azarela, Executive Vice President and Chief Financial Officer. The Company also relies on senior management of its operating companies. While the Company has entered into employment agreements with Messrs. Larkin and Azarela and certain senior managers of the operating companies, the Company cannot be certain that such individuals will remain with the Company throughout the terms of their agreements, or thereafter. Further, the Company likely will depend on the senior management of any significant businesses the Company acquires in the future. The loss of the services of one or more of these key employees before the Company is able to attract and retain qualified replacement personnel could have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company's Systems May Not be Year 2000 Compliant. Management identified potential deficiencies related to the Year 2000 in the Company's information systems, and the Company is in the process of addressing them through upgrades and other remediation.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon whom it relies directly or indirectly, to be Year 2000 compliant. For a further discussion of the risks associated with the Year 2000, see the section above entitled "Year 2000" in this Item.

     The Company May be Unable to Service Debt. To service the Company's indebtedness, the Company will require a significant amount of cash. The Company's ability to make payments on its debt, and to fund planned capital expenditures and acquisitions will depend on its future operating performance and on its ability to successfully implement its business strategy. Prevailing general economic conditions and financial, business, regulatory and other factors, many of which are beyond its control, will affect its ability to make these payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $49.3 million of long-term debt under the Company's revolving credit agreement outstanding at December 31, 1998. Approximately 80% of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would have resulted in an approximate $200,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt, when it believes there is a clear financial advantage for doing so. The Company does not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on the Company's outstanding long-term debt. The Company's exposure related to such derivative instruments is, in the aggregate, not material to the Company's financial position, results of operations and cash flows.

     In March 1999, RailWorks entered into a hedge instrument with First Union National Bank known as a "swaption," or a collared swap for a notional amount of $50.0 million. This agreement, which carries no premium, allows the Company to "swap" into a fixed interest rate beginning March 31, 1999 at no lower than 5.73% and no higher than 6.23% against the current swap rate, which was 5.93% at the time of trade. This instrument protects the Company against dramatic swings in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed under Item 14(a) and are filed as part of this report on the pages indicated. The supplementary data are included in
Note 17 of the Notes to the Consolidated Financial Statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and executive officers of the Registrant, except certain information regarding executive officers which is contained in Part I of this Report pursuant to General Instruction G, is included under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 and is incorporated herein by reference.

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is included under the heading "16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1999 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the subsections entitled "Employment Agreements," "Executive Compensation Summary Table," "Option Grants During 1998 and Year-End Option Values" and "Aggregate Option Exercises During 1998 and Year-End Option Values" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under the heading "Beneficial Ownership of Common Stock" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the heading "Certain Relationships and Related Party Transactions" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

     1. Financial Statements

                                                              PAGE
                                                              -----
RAILWORKS CORPORATION
Consolidated Financial Statements:
  Report of Independent Public Accountants..................    F-1
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................    F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-3
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........    F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-5
  Notes to Consolidated Financial Statements................    F-6
Financial Statements:
  Report of Independent Public Accountants..................   F-21
  Balance Sheet as of July 31, 1998.........................   F-22
  Statement of Operations for the Period From April 1, 1998
     to July 31, 1998.......................................   F-23
  Statement of Cash Flows for the Period From April 1, 1998
     to July 31, 1998.......................................   F-24
  Notes to Financial Statements.............................   F-25
ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES
  Report of Independent Public Accountants..................   F-26
  Combined Balance Sheets as of July 31, 1998 and December
     31, 1997...............................................   F-27
  Combined Statements of Operations for the Seven Months
     Ended July 31, 1998, Nine Months Ended December 31,
     1997 and Year Ended March 31, 1997.....................   F-28
  Combined Statements of Stockholders' Equity for the
     Periods Ended March 31, 1996, March 31, 1997, December
     31, 1997 and July 31, 1998.............................   F-29
  Combined Statements of Cash Flows for the Seven Months
     Ended July 31, 1998, Nine Months Ended December 31,
     1997 and Year Ended March 31, 1997.....................   F-30
  Notes to Combined Financial Statements....................   F-31
CPI CONCRETE PRODUCTS INCORPORATED
  Report of Independent Public Accountants..................   F-37
  Balance Sheet as of July 31, 1998.........................   F-38
  Statement of Operations for the Six Months Ended July 31,
     1998...................................................   F-39
  Statement of Stockholders' Equity for the Six Months Ended
     July 31, 1998..........................................   F-40
  Statement of Cash Flows for the Six Months Ended July 31,
     1998...................................................   F-41
  Notes to Financial Statements.............................   F-42
CONDON BROTHERS, INC.
  Report of Independent Public Accountants..................   F-46
  Balance Sheets as of July 31, 1998 and December 31,
     1997...................................................   F-47
  Statements of Operations for the Seven Months Ended July
     31, 1998 and the Years Ended December 31, 1997 and
     1996...................................................   F-48
  Statements of Stockholders' Equity for the Periods Ended
     December 31, 1995, 1996 and 1997 and July 31, 1998.....   F-49
  Statements of Cash Flows for the Seven Months Ended July
     31, 1998 and the Years Ended December 31, 1997 and
     1996...................................................   F-50
  Notes to Financial Statements.............................   F-51

                                                              PAGE
                                                              -----
H.P. McGINLEY, INCORPORATED
  Report of Independent Public Accountants..................   F-57
  Balance Sheets as of July 31, 1998 and December 31,
     1997...................................................   F-58
  Statements of Operations for the Seven Months Ended July
     31, 1998, the Ten Months Ended December 31, 1997 and
     the Year Ended February 28, 1997.......................   F-59
  Statements of Stockholder's Equity for the Periods Ended
     February 29, 1996, February 28, 1997, December 31, 1997
     and July 31, 1998......................................   F-60
  Statements of Cash Flows for the Seven Months Ended July
     31, 1998, the Ten Months Ended December 31, 1997 and
     the Year Ended February 28, 1997.......................   F-61
  Notes to Financial Statements.............................   F-62
KENNEDY RAILROAD BUILDERS, INC. AND ASSOCIATED COMPANIES
  Report of Independent Public Accountants..................   F-66
  Combined Balance Sheets as of July 31, 1998 and December
     31, 1997...............................................   F-67
  Combined Statements of Operations for the Seven Months
     Ended July 31, 1998, the Nine Months Ended December 31,
     1997 and the Year Ended March 31, 1997.................   F-68
  Combined Statements of Stockholders' Equity for the
     Periods Ended March 31, 1996 and 1997, December 31,
     1997 and July 31, 1998.................................   F-69
  Combined Statements of Cash Flows for the Seven Months
     Ended July 31, 1998, the Nine Months Ended December 31,
     1997 and the Year Ended March 31, 1997.................   F-70
  Notes to Combined Financial Statements....................   F-71
MERIT RAILROAD CONTRACTORS, INC.
  Report of Independent Public Accountants..................   F-78
  Balance Sheets as of July 31, 1998 and December 31,
     1997...................................................   F-79
  Statements of Operations for the Seven Months Ended July
     31, 1998 and the Years Ended December 31, 1997 and
     1996...................................................   F-80
  Statements of Stockholders' Equity for the Periods Ended
     December 31, 1995, 1996 and 1997 and July 31, 1998.....   F-81
  Statements of Cash Flows for the Seven Months Ended 1998
     and the Years Ended 1997 and 1996......................   F-82
  Notes to Financial Statements.............................   F-83
MIDWEST CONSTRUCTION SERVICES, INC.
  Report of Independent Public Accountants..................   F-89
  Balance Sheets as of July 31, 1998 and December 31,
     1997...................................................   F-90
  Statements of Operations and Retained Earnings for the
     Seven Months Ended July 31, 1998 and the Years Ended
     December 31, 1997 and 1996.............................   F-91
  Statements of Cash Flows for the Seven Months Ended July
     31, 1998 and the Years Ended December 31, 1997 and
     1996...................................................   F-92
  Notes to the Financial Statements.........................   F-93
NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.
  Report of Independent Public Accountants..................   F-99
  Balance Sheet as of July 31, 1998.........................  F-100
  Statement of Operations for the Seven Months Ended July
     31, 1998...............................................  F-101
  Statement of Stockholders' Equity for the Seven Months
     Ended July 31, 1998....................................  F-102
  Statement of Cash Flows for the Seven Months Ended July
     31, 1998...............................................  F-103
  Notes to Financial Statements.............................  F-104
RAILROAD SERVICES, INC. AND MINNESOTA RAILROAD SERVICES,
  INC.
  Report of Independent Public Accountants..................  F-108
  Combined Balance Sheets as of July 31, 1998 and December
     31, 1997...............................................  F-109
  Combined Statements of Operations for the Seven Months
     Ended July 31, 1998 and the Years Ended December 31,
     1997 and 1996..........................................  F-110

                                                              PAGE
                                                              -----
  Combined Statements of Stockholders' Equity as of December
     31, 1995, 1996 and 1997 and July 31, 1998..............  F-111
  Combined Statements of Cash Flows for the Seven Months
     Ended July 31, 1998 and the Years Ended December 31,
     1997 and 1996..........................................  F-112
  Notes to Combined Financial Statements....................  F-113
SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.
  Report of Independent Public Accountants..................  F-120
  Balance Sheets as of July 31, 1998 and December 31,
     1997...................................................  F-121
  Statements of Operations for the Seven Months Ended July
     31, 1998 and the Year Ended December 31, 1997..........  F-122
  Statements of Stockholder's Equity for the Periods Ended
     December 31, 1996 and 1997 and July 31, 1998...........  F-123
  Statements of Cash Flows for the Seven Months Ended July
     31, 1998 and the Year Ended December 31, 1997..........  F-124
  Notes to Financial Statements.............................  F-125
US. TRACKWORKS, INC. AND NORTHERN RAIL SERVICE AND SUPPLY
  CO.
  Report of Independent Public Accountants..................  F-128
  Combined Balance Sheets as of July 31, 1998 and December
     31, 1997...............................................  F-129
  Combined Statements of Operations for the Seven Months
     Ended July 31, 1998 and December 31, 1997 and 1996.....  F-130
  Combined Statements of Changes in Stockholders' Equity as
     of December 31, 1995, 1996 and 1997 and July 31,
     1998...................................................  F-131
  Combined Statements of Cash Flows for the Seven Months
     Ended July 31, 1998 and the Years Ended December 31,
     1997 and 1996..........................................  F-132
  Notes to Combined Financial Statements....................  F-133

     2. Financial Statement Schedules

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                        BALANCE AT                CHARGES TO
                                       BEGINNING OF   COSTS AND     OTHER                       BALANCE AT END
             DESCRIPTION                   YEAR       EXPENSES     ACCOUNTS    DEDUCTIONS (1)      OF YEAR
             -----------               ------------   ---------   ----------   --------------   --------------
   ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1998.........       58            0          399             (15)            442
Year Ended December 31, 1997.........      363            0          185            (490)             58
Year Ended December 31, 1996.........      238            0          125               0             363

(1) Deductions, represent uncollectible balances of accounts receivable written off, net of recoveries.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                            NUMBER DESCRIPTION
-------                           ------------------
 3.1    --   Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 to Registration
             Statement on Form S-1, File No. 333-53483)
 3.2    --   Bylaws of the Company (incorporated by reference to Exhibit
             3.2 to Registration Statement on Form S-1, File No.
             333-53483)

EXHIBIT
NUMBER                            NUMBER DESCRIPTION
-------                           ------------------
 3.3    --   Certificate of Designation of the Series A Convertible
             Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October
             14, 1998)
 4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, File
             No. 333-53483)
10.1    --   Uniform Provisions for the Acquisition of Founding Companies
             (incorporated by reference to Exhibit 10.1 to Registration
             Statement on Form S-1, File No. 333-53483)
10.2    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Wildcats
             Alpha-Keystone Company, Alpha-Keystone Engineering, Inc. and
             the stockholders named therein (incorporated by reference to
             Exhibit 10.2 to Registration Statement on Form S-1, File No.
             333-53483)
10.3    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Bulldog Comtrak
             Company, Comtrak Construction, Inc. and the stockholders
             named therein (incorporated by reference to Exhibit 10.3 to
             Registration Statement on Form S-1, File No. 333-53483)
10.4    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Cardinal Annex
             Railroad Builders Company, Annex Railroad Builders, Inc. and
             the stockholders named therein (incorporated by reference to
             Exhibit 10.4 to Registration Statement on Form S-1, File No.
             333-53483)
10.5    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Huskies Condon
             Brothers Company, Condon Brothers Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.5 to
             Registration Statement on Form S-1, File No. 333-53483)
10.6    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Commodores
             Concrete Company, CPI Concrete Products, Inc. and the
             stockholders named therein (incorporated by reference to
             Exhibit 10.6 to Registration Statement on Form S-1, File No.
             333-53483)
10.7    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Nittany Lions
             McGinley Company, HP McGinley Inc. and the stockholders
             named therein (incorporated by reference to Exhibit 10.7 to
             Registration Statement on Form S-1, File No. 333-53483)
10.8    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Owls Kennedy
             Railroad Builders Company, Kennedy Railroad Builders, Inc.
             and the stockholders named therein (incorporated by
             reference to Exhibit 10.8 to Registration Statement on Form
             S-1, File No. 333-53483)
10.9    --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Red Storm
             Comstock Company, Inc., L.K. Comstock & Company, Inc. and
             the stockholders named therein (incorporated by reference to
             Exhibit 10.9 to Registration Statement on Form S-1, File No.
             333-53483)
10.10   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Sycamores Midwest
             Construction Company, Midwest Construction Services, Inc.
             and the stockholders named therein (incorporated by
             reference to Exhibit 10.10 to Registration Statement on Form
             S-1, File No. 333-53483)
10.11   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Bears Merit
             Company, Merit Railroad Contractors, Inc. and the
             stockholders named therein (incorporated by reference to
             Exhibit 10.11 to Registration Statement on Form S-1, File
             No. 333-53483)

EXHIBIT
NUMBER                            NUMBER DESCRIPTION
-------                           ------------------
10.12   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Hoosier Mize
             Company, Mize Construction Company and the stockholders
             named therein (incorporated by reference to Exhibit 10.12 to
             Registration Statement on Form S-1, File No. 333-53483)
10.13   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Husky New England
             Railroad Construction Company, New England Railroad
             Construction Company Inc. and the stockholders named therein
             (incorporated by reference to Exhibit 10.13 to Registration
             Statement on Form S-1, File No. 333-53483)
10.14   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Wolverines
             Northern Rail Services Company, Northern Rail Service and
             Supply Company, Inc. and the stockholders named therein
             (incorporated by reference to Exhibit 10.14 to Registration
             Statement on Form S-1, File No. 333-53483)
10.15   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Big Orange
             Minnesota Company, Minnesota Railroad Service Company and
             the stockholders named therein (incorporated by reference to
             Exhibit 10.15 to Registration Statement on Form S-1, File
             No. 333-53483)
10.16   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Buckeye Railcorp,
             Inc., Railcorp Inc. and the stockholders named therein
             (incorporated by reference to Exhibit 10.16 to Registration
             Statement on Form S-1, File No. 333-53483)
10.17   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Runnin' Rebels
             Railroad Service Company, Railroad Service, Inc. and the
             stockholders named therein (incorporated by reference to
             Exhibit 10.17 to Registration Statement on Form S-1, File
             No. 333-53483)
10.18   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Crusader Railroad
             Specialties Company, Railroad Specialties, Inc. and the
             stockholders named therein (incorporated by reference to
             Exhibit 10.18 to Registration Statement on Form S-1, File
             No. 333-53483)
10.19   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Screaming Eagle
             Wood Preserving Company, Southern Indiana Wood Preserving
             Company, Inc. and the stockholders named therein
             (incorporated by reference to Exhibit 10.19 to Registration
             Statement on Form S-1, File No. 333-53483)
10.20   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Fighting
             Irish-U.S. Railway Supply Company, U.S. Railway Supply, Inc.
             and the stockholders named therein (incorporated by
             reference to Exhibit 10.20 to Registration Statement on Form
             S-1, File No. 333-53483)
10.21   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Spartans
             Trackworks Company, U.S. Trackworks, Inc. and the
             stockholders named therein (incorporated by reference to
             Exhibit 10.21 to Registration Statement on Form S-1, File
             No. 333-53483)
10.22   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Mustang Smith
             Construction Company, Wm. A. Smith Construction Co., Inc.
             and the stockholders named therein (incorporated by
             reference to Exhibit 10.22 to Registration Statement on Form
             S-1, File No. 333-53483)
10.23   --   Agreement and Plan of Reorganization dated as of May 21,
             1998 by and between RailWorks Corporation, Longhorn Smith
             Rerailing Company, Wm. A. Smith Rerailing Services, Inc. and
             the stockholders named therein (incorporated by reference to
             Exhibit 10.23 to Registration Statement on Form S-1, File
             No. 333-53483)

EXHIBIT
NUMBER                            NUMBER DESCRIPTION
-------                           ------------------
10.24   --   Amended and Restated Employment Agreement between RailWorks
             Corporation and John G. Larkin dated as of August 4, 1998
             (incorporated by reference to Exhibit 10.1 to the
             Registrant's Quarterly Report on Form 10-Q filed on
             September 11, 1998)
10.25   --   Amended and Restated Employment Agreement between RailWorks
             Corporation and Michael R. Azarela dated as of August 4,
             1998 (incorporated by reference to Exhibit 10.2 to the
             Registrant's Quarterly Report on Form 10-Q filed on
             September 11, 1998)
10.26   --   Amended and Restated Employment Agreement between RailWorks
             Corporation and John Kennedy dated as of August 4, 1998
             (incorporated by reference to Exhibit 10.3 to the
             Registrant's Quarterly Report on Form 10-Q filed on
             September 11, 1998)
10.27   --   Amended and Restated Employment Agreement between RailWorks
             Corporation and Harold C. Kropp, Jr. dated as of August 4,
             1998 (incorporated by reference to Exhibit 10.4 to the
             Registrant's Quarterly Report on Form 10-Q filed on
             September 11, 1998)
10.28   --   Form of Employment Agreement between each Founding Company and Founding Company Officer (incorporated by reference to
             Exhibit 10.28 to Registration Statement on Form S-1, File
             No. 333-53483)
10.29   --   1998 Incentive Stock Plan (incorporated by reference to
             Exhibit 10.29 to Registration Statement on Form S-1, File
             No. 333-53483)
10.30   --   Indemnity and Cooperation Agreement dated as of April 3,
             1997 between Spie Enertrans S.A., Comstock Group, Inc., L.K.
             Comstock & Company and LKC Acquisition Corp., together with
             Memorandum of Understanding dated August 20, 1997 between
             Spie Enertrans S.A., Comstock Group, Inc., L.K. Comstock &
             Company and LKC Acquisition Corp. (incorporated by reference to Exhibit 10.30 to Registration Statement on Form S-1, File
             No. 333-53483)
10.31   --   Stock Purchase Agreement dated April 3, 1997 between
             Comstock Group, Inc. and LKC Acquisition Corp., as amended
             (incorporated by reference to Exhibit 10.31 to Registration
             Statement on Form S-1, File No. 333-53483)
10.32   --   Contingent Promissory Note dated April 3, 1997 made by L.K.
             Comstock & Company, Inc. to the order of Spie Enertrans S.A.
             (incorporated by reference to Exhibit 10.32 to Registration
             Statement on Form S-1, File No. 333-53483)
10.33   --   Employment Agreement dated as of January 7, 1999 between
             Robert D. Wolff and MidWest Railroad Construction and
             Maintenance Corporation of Wyoming
10.34   --   Credit Agreement dated as of August 4, 1998 among RailWorks
             Corporation, as Borrower, Certain Subsidiaries, as
             Guarantors, the Lenders named therein, First Union National
             Bank, as Documentation Agent and NationsBank, N.A., as
             Administrative Agent
10.35   --   Amendment No. 1 to Credit Agreement dated December   , 1998
             among RailWorks Corporation, as Borrower, the Guarantors and
             Lenders named therein and NationsBank, N.A., as
             Administrative Agent
10.36   --   Amendment No. 2 to Credit Agreement dated February 2, 1999 among RailWorks Corporation, and as Borrower, the Guarantors and Lenders named therein and NationsBank, N.A., as
             Administrative Agent
10.37   --   Credit Agreement dated as of February 2, 1999 among
             RailWorks Corporation, as Borrower, Certain Subsidiaries, as
             Guarantors, the Lenders named therein and NationsBank, N.A., as Administrative Agent
21.1    --   List of Subsidiaries

EXHIBIT
NUMBER                            NUMBER DESCRIPTION
-------                           ------------------
27.1    --   Financial Data Schedule (for SEC use only) (incorporated by reference to Exhibit 27.1 to the Registrant's Current Report on Form 8-K filed on March 17, 1999)
99.1    --   Stock Exchange Agreement dated October 8, 1998 between the
             Registrant and BT Alex. Brown Incorporated (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 14, 1998)

(B) REPORTS ON FORM 8-K

     One report on Form 8-K was filed during the quarter ended December 31, 1998:

ITEM REPORTED                                             FINANCIAL STATEMENTS FILED   DATE OF REPORT
-------------                                             --------------------------   ---------------
On October 14, 1998, the Registrant filed a Form 8-K to
  report the issuance on October 8, 1998 of 13,700
  shares of its non-voting Series A Convertible
  Preferred Stock to BT Alex. Brown Incorporated in
  exchange for 1,370,000 shares of its Common Stock.....             None              October 8, 1998

(C) EXHIBITS

     Exhibits are listed in Item 14(a).

(D) FINANCIAL STATEMENT SCHEDULES

     Schedules are listed in Item 14(a).

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29 day of March, 1999.

                                          RAILWORKS CORPORATION
                                          (Registrant)

                                          By:      /s/ JOHN G. LARKIN
                                            ------------------------------------
                                                       John G. Larkin
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ MICHAEL R. AZARELA                  Executive Vice President, Chief Financial
-----------------------------------------------------    Officer and Director (Principal Financial
                 Michael R. Azarela                      Officer)

              /s/ HAROLD C. KROPP, JR.                 Vice President and Chief Accounting Officer
-----------------------------------------------------    (Principal Accounting Officer)
                Harold C. Kropp, Jr.

                  /s/ JOHN KENNEDY                     Vice President, Chief Operating
-----------------------------------------------------    Officer -- Track Contractors and Director
                    John Kennedy

                /s/ PETER ALAN PASCH                   Vice President, Chief Operating
-----------------------------------------------------    Officer -- Transit Operations and Director
                  Peter Alan Pasch

                 /s/ SCOTT D. BRACE                    Director
-----------------------------------------------------
                   Scott D. Brace

              /s/ LAMBERTUS L. TAMELING                Director
-----------------------------------------------------
                Lambertus L. Tameling

                /s/ RONALD W. DRUCKER                  Director
-----------------------------------------------------
                  Ronald W. Drucker

                   /s/ R.C. MATNEY                     Director
-----------------------------------------------------
                     R.C. Matney

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RailWorks Corporation:

     We have audited the accompanying consolidated balance sheets of RailWorks Corporation (a Delaware corporation) and Subsidiaries and its predecessor entity (the "Company"), as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Stamford, Connecticut
February 8, 1999

                     RAILWORKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1998      1997
                                                              --------   -------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  2,846   $ 1,120
  Accounts receivable, net of allowance for doubtful
    accounts of $442 and $58................................    77,181    46,436
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................    24,792    17,149
  Inventories:
    Raw materials...........................................     7,535     1,240
    Finished goods..........................................     1,550        --
  Deferred tax asset........................................       870     1,020
  Other current assets......................................     3,401       977
                                                              --------   -------
         Total current assets...............................   118,175    67,942
                                                              --------   -------
PROPERTY, PLANT AND EQUIPMENT...............................    14,514       448
LESS ACCUMULATED DEPRECIATION AND
  AMORTIZATION..............................................     1,122        56
                                                              --------   -------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    13,392       392
                                                              --------   -------
OTHER ASSETS:
  Excess of cost over net assets acquired, net of
    amortization............................................    93,845        --
  Deferred tax asset........................................        85        --
  Loans to officers.........................................       959        --
  Other.....................................................     2,180        18
                                                              --------   -------
         Total other assets.................................    97,069        18
                                                              --------   -------
                                                              $228,636   $68,352
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt......................  $    931   $ 2,555
  Accounts payable and accrued liabilities..................    35,436    22,547
  Accrued payroll and related withholdings..................     3,777     4,711
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................     5,958     8,510
  Other current liabilities.................................     4,682     3,119
                                                              --------   -------
         Total current liabilities..........................    50,784    41,442
                                                              --------   -------
  Long-term debt............................................    50,573    12,449
  Excess of acquired net assets over cost, net of
    amortization............................................     8,662    10,210
  Other liabilities.........................................     8,609     2,813
                                                              --------   -------
         Total long-term liabilities........................    67,844    25,472
                                                              --------   -------
         Total liabilities..................................   118,628    66,914
                                                              --------   -------
Stockholders' Equity:
  Series A, convertible preferred stock, $1.00 par value,
    authorized 10,000,000 shares, 13,700 shares issued and
    outstanding.............................................        14        --
  Common stock, $0.01 par value, authorized 100,000,000
    shares, 13,703,530 shares issued and outstanding in
    1998, 2,959,291 issued and outstanding in 1997..........       137        30
  Additional paid-in capital................................   121,296        --
  Retained earnings (deficit)...............................   (11,439)    1,408
                                                              --------   -------
         Total stockholders' equity.........................   110,008     1,438
                                                              --------   -------
                                                              $228,636   $68,352
                                                              ========   =======

                See Notes to Consolidated Financial Statements.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       PREDECESSOR
                                                                                         COMPANY
                                                                1998         1997         1996
                                                             ----------   ----------   -----------
Revenue....................................................  $  212,533   $  153,610    $188,767
Cost of revenue............................................     182,817      136,678     169,303
                                                             ----------   ----------    --------
Gross profit...............................................      29,716       16,932      19,464
Selling, general and administrative expenses...............      17,040       13,733      15,053
Non-recurring expenses.....................................      19,965           --          --
Transaction fees...........................................       1,281           --          --
Depreciation and amortization expense......................       2,105         (213)      1,365
                                                             ----------   ----------    --------
Operating (loss) income....................................     (10,675)       3,412       3,046
                                                             ----------   ----------    --------
Other income(expense):
  Interest expense.........................................      (2,334)      (1,761)     (2,023)
  Interest and other income................................       1,634          975         476
  Management fee to former parent..........................          --           --        (941)
                                                             ----------   ----------    --------
  Other expense, net.......................................        (700)        (786)     (2,488)
                                                             ----------   ----------    --------
(Loss) income before income taxes..........................     (11,375)       2,626         558
Provision for income taxes.................................       1,472        1,198         500
                                                             ----------   ----------    --------
Net (loss) income..........................................  $  (12,847)  $    1,428    $     58
                                                             ==========   ==========    ========
Basic and diluted (loss) earnings per share................  $    (1.67)  $      .48
                                                             ==========   ==========
Weight average shares used in computing (loss) earnings per
  share....................................................   7,694,267    2,959,291
                                                             ==========   ==========

                See Notes to Consolidated Financial Statements.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                              COMMON STOCK     PREFERRED STOCK     ADDITIONAL
                                             ---------------   ---------------       PAID-IN       RETAINED EARNINGS
                                             SHARES   AMOUNT   SHARES   AMOUNT       CAPITAL           (DEFICIT)        TOTAL
                                             ------   ------   ------   ------   ---------------   -----------------   --------
PREDECESSOR COMPANY
BALANCE, DECEMBER 31, 1995.................   1,200    $ --      --      $--        $ 22,114           $ (1,547)       $ 20,567
  Capital contribution.....................      --      --      --       --           1,110                 --           1,110
  Transfer of note receivable..............      --      --      --       --          (4,745)                --          (4,745)
  Net income...............................      --      --      --       --              --                 58              58
                                             ------    ----      --      ---        --------           --------        --------
BALANCE DECEMBER 31, 1996..................   1,200    $ --      --      $--        $ 18,479           $ (1,489)       $ 16,990
                                             ======    ====      ==      ===        ========           ========        ========
-------------------------------------------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 1997....................      --    $ --      --      $--        $     --           $     --        $     --
  Capital contribution.....................     111       1      --       --               9                 --              10
  Recapitalization.........................   2,849      29      --       --              (9)               (20)             --
  Net income...............................      --      --      --       --              --              1,428           1,428
                                             ------    ----      --      ---        --------           --------        --------
BALANCE DECEMBER 31, 1997..................   2,960      30      --       --              --              1,408           1,438
  Issuance of common stock.................   5,908      59      --       --          54,023                 --          54,082
  Non-cash compensation charge.............   1,206      12      --       --          14,861                 --          14,873
  Initial public offering, net of
    underwriting discount and offering
    expenses...............................   5,000      50      --       --          52,412                 --          52,462
  Issuance of preferred stock..............  (1,370)    (14)     14       14              --                 --              --
  Net loss.................................      --      --      --       --              --            (12,847)        (12,847)
                                             ------    ----      --      ---        --------           --------        --------
BALANCE, DECEMBER 31, 1998.................  13,704    $137      14      $14        $121,296           $(11,439)       $110,008
                                             ======    ====      ==      ===        ========           ========        ========

                See Notes to Consolidated Financial Statements.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                1998       1997        1996
                                                              --------   --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(12,847)  $  1,428    $     58
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
  Depreciation and amortization.............................     2,105       (213)      1,365
  Non-cash compensation charge..............................    14,873         --          --
  Deferred taxes............................................        65        664          --
  Gain on sale of division..................................      (861)        --          --
  Gain on sale of equipment.................................        (3)      (194)        (39)
  Change in contract reserves...............................        --         --      (3,000)
  Change in operating assets and liabilities:
    Accounts receivable and costs and estimated earnings in
     excess of billings on uncompleted contracts............   (15,236)    (8,176)     (6,231)
    Inventory...............................................      (274)       296        (947)
    Other current assets....................................    (1,066)      (271)     (4,209)
    Accounts payable and accrued liabilities................     2,726     (1,159)     (1,772)
    Accrued payroll and related withholdings................    (1,269)       549         365
    Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    (4,458)     3,320       2,307
    Other current liabilities...............................    (1,252)       909        (103)
    Other assets............................................    (1,145)       (18)         (3)
    Other liabilities.......................................     4,713       (336)        257
                                                              --------   --------    --------
        Net cash used in operating activities...............   (13,929)    (3,201)    (11,952)
                                                              --------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of division............................     1,000         --          --
  Proceeds from sale of equipment...........................        32        194         130
  Purchase of equipment and leasehold improvements..........    (1,280)      (448)       (690)
  Acquisition of subsidiaries, net of cash acquired.........   (52,535)        --          --
  Contingent earnout payment................................    (1,600)        --          --
                                                              --------   --------    --------
        Net cash used in investing activities...............   (54,383)      (254)       (560)
                                                              --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of loan origination fee...........................    (1,615)        --          --
  Proceeds from issuance of common stock, net...............    52,462         --       1,110
  Proceeds from contingent promissory notes.................        --     14,608          --
  Repayment of contingent promissory notes..................        --       (157)         --
  Loans to officers.........................................      (959)        --          --
  Proceeds from note payable................................        --      4,000          --
  Repayments of note payable................................        --     (4,000)         --
  Proceeds from long-term borrowing.........................    61,325     16,937       7,961
  Repayment of long-term borrowing..........................   (41,175)   (26,823)     (2,312)
                                                              --------   --------    --------
        Net cash provided by financing activities...........    70,038      4,565       6,759
                                                              --------   --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,726      1,110      (5,753)
CASH AND CASH EQUIVALENTS, beginning of year................     1,120         10       9,924
                                                              --------   --------    --------
CASH AND CASH EQUIVALENTS, end of year......................  $  2,846   $  1,120    $  4,171
                                                              ========   ========    ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $  2,107   $  1,478    $  1,305
                                                              ========   ========    ========
  Cash paid during the year for income taxes................  $    392   $    188    $     57
                                                              ========   ========    ========

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES: The Company issued 8,867,648 shares of common stock in exchange for 100% of the outstanding common stock of the Subsidiaries.

                See Notes to Consolidated Financial Statements.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     RailWorks Corporation, a Delaware corporation, ("RailWorks" or the "Company"), was formed in March 1998 to acquire, integrate and facilitate the growth of similar and complementary companies in the rail system services and products industry.

     On July 29, 1998, RailWorks announced the initial public offering ("IPO") of 5,000,000 shares of its common stock at a price of $12.00 per share. The initial public offering was consummated on August 4, 1998. The capital raised by this offering was $55,800,000 net of underwriting discounts.

     Concurrent with the consummation of the IPO, the Company acquired 14 groups of companies (the "Founding Companies") in the rail system services and related products industry. The aggregate consideration paid by the Company to acquire these companies was approximately $51,100,000 in cash and 8,867,648 shares of RailWorks common stock.

     For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) ("Comstock" or the "Accounting Acquirer") has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission. The acquisitions of the remaining Founding Companies were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The acquisitions of the Founding Companies resulted in the recording of goodwill of approximately $94,817,000, which is being amortized over 40 years.

     On November 4, 1998, the Company acquired substantially all of the net assets of Sheldon Electric, Inc. ("Sheldon"). Also, on November 4, 1998, the Company acquired the stock of Armcore Railroad Contractors, Inc. ("Armcore"), an Indiana corporation located in Frankfurt, Indiana. The aggregate price paid for these acquisitions was approximately $3,100,000 in cash. The acquisitions of Sheldon and Armcore were accounted for using the purchase method of accounting. The estimated goodwill associated with these acquisitions aggregated approximately $2,449,000.

     Comstock was incorporated on November 20,1996 as a Delaware corporation for the purpose of acquiring L.K. Comstock & Company, Inc. (the "Predecessor Company"). Comstock had no operations from incorporation through January 1, 1997.

     Effective January 1, 1997, Comstock purchased the stock of the Predecessor Company. The financial statements, including those of the Predecessor Company prior to its acquisition, have been prepared by Comstock management and present the financial position and results of operations of Comstock as of and for the year ended December 31, 1997 and of the Predecessor Company for the periods prior to January 1, 1997. Accordingly, the financial information for periods prior to 1997 do not reflect the significant impact of the Predecessor Company acquisition or of the purchase accounting adjustments on the financial position and results of operations of Comstock.

     The Predecessor Company was acquired by Comstock through various agreements (the "Agreements") entered into with Comstock Group, Inc. ("Group", the Predecessor Company's former parent), Spie Group Inc. ("Spie", the parent of Group), Spie Enertrans SA ("Enertrans", the former parent of Spie) and Schneider Electric Comstock Inc. ("Schneider", parent of Spie). The Agreements principally called for: (1) the sale of the common stock of the Predecessor Company to Comstock (the "Sale"), (2) the issuance of various contingent promissory notes by Comstock to Enertrans and Group in exchange for approximately $18,903,000,
(3) the transfer of various intangible assets of Spie to Comstock, (4) the provision for various income tax elections and indemnifications, and (5) certain other indemnifications and cooperative understandings. The effects of the Agreements have been accounted for as a purchase in the accompanying financial statements as of and for the year ended December 31, 1997. In connection with the IPO of RailWorks, Group agreed to accept a one-time payment of $1,600,000 to satisfy all potential contingent

                     RAILWORKS CORPORATION AND SUBSIDIARIES
payments owed in connection with the Agreements. Such payment was made by RailWorks on September 8, 1998.

     As part of the Agreements, certain intangible assets (recorded at no value) were assigned to Comstock. In addition, Comstock issued a promissory note (the "Contingent Promissory Note"), collateralized by certain investments related to customer contracts involving claims and an investment in a joint venture (the "Investments"). The remaining balance of the Contingent Promissory Note of $12,240,000 at December 31, 1998 is payable only from amounts collected by Comstock relating to the Investments until April 3, 2007, at which time the note is cancelled. As such, Enertrans and any successor to it or creditor may not look to any other Comstock assets to satisfy this indebtedness. Accordingly, management believes a right of offset exists for financial reporting purposes and the Investments and the Contingent Promissory Note have been offset in the accompanying balance sheets at December 31, 1998 and 1997 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     In connection with the Sale, $5,095,000 of cash from the Predecessor Company was used by Comstock to fund its acquisition of the Predecessor Company. Accordingly, and as a result of the purchase price adjustments, the fair value of the net assets acquired exceeds the purchase price funded solely by Comstock. In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations", the excess of the cost of net assets acquired first reduced the non current assets to zero with the remainder allocated to "Excess of Acquired Net Assets Over Cost", (negative goodwill) which amount is being amortized over 40 years.

2. NATURE OF BUSINESS

     RailWorks was formed to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company provides contracting services and rail related products to a broad range of customers including Class I railroads, transit authorities and commuter railroads, municipalities, industrial companies and commercial enterprises. RailWorks operates principally in the United States.

     During 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In accordance with SFAS No. 131, the Company has three reportable segments: (1) transit services,
(2) rail construction, rehabilitation, repair and maintenance services and (3) rail products and supplies. The transit services segment provides transit construction and rehabilitation services, as well as installation of signaling, communications and electrical systems. The rail construction services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and supplies segment provides a broad range of rail related products, including treated wood ties. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. RailWorks evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses.

3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, utilizing current market prices and arms length terms and conditions.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance and are charged to cost of revenues as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

     With regard to the rail products segment, the Company recognizes revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes the raw materials cost, labor and overhead costs of producing the product.

     In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory consists of stored materials and parts to be used in long-term construction contracts and raw materials and finished goods produced by the rail products segment companies.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Included in machinery and equipment is specialty construction tools and other equipment which, although purchased in connection with a particular contract, is expected to be used in future contracts. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and improvements...................................  15 - 30 years
Machinery and equipment.....................................    3 - 7 years
Office furniture and equipment..............................    5 - 7 years
Transportation equipment....................................    5 - 7 years

     Leasehold improvements are capitalized and amortized over the shorter of the estimated useful lives of the assets or the terms of the related leases.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

INCOME TAXES

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share (in thousands, except per share data):

                                                                1998      1997
                                                              --------   ------
Net (loss) income...........................................  $(12,847)  $1,428
                                                              ========   ======
Shares used for determining basic EPS.......................     7,694    2,960
Dilutive effect of:
  Stock options.............................................         *       --
  Convertible preferred shares..............................         *       --
                                                              --------   ------
Shares used for determining diluted EPS.....................     7,694    2,960
                                                              ========   ======
Basic EPS...................................................  $  (1.67)  $  .48
                                                              ========   ======
Diluted EPS.................................................  $  (1.67)  $  .48
                                                              ========   ======

---------------

* Outstanding stock options and convertible preferred shares would be antidilutive in 1998 and therefore were excluded.

     No stock options or convertible preferred shares were outstanding in 1997.

INTANGIBLE ASSETS

     Intangible assets consist primarily of excess purchase price over net assets acquired (goodwill), which is being amortized over its estimated useful life of 40 years. In conformance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management regularly evaluates whether events and circumstances indicate that the remaining balance of intangibles or other long-lived assets may not be recoverable.

     The Excess of Acquired Net Assets Over Cost (negative goodwill) was generated from the acquisition of the Predecessor Company. The amortization period of the negative goodwill is 40 years. During 1998, the negative goodwill was reduced by the additional $1,600,000 purchase price paid to Group.

     Amortization expense, including negative amortization of $252,000 in 1998 and $269,000 in 1997, of the years ended December 31, 1998, 1997 and 1996 amounted to $965,000, $(269,000) and $16,000, respectively.

4. ACCOUNTS RECEIVABLE AND CONTRACTS IN PROGRESS

     Accounts receivable at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                               1998      1997
                                                              -------   -------
Billed......................................................  $58,702   $31,400
Retainages..................................................   18,479    15,036
                                                              -------   -------
                                                              $77,181   $46,436
                                                              =======   =======

                     RAILWORKS CORPORATION AND SUBSIDIARIES

     Retainages of approximately $5,783,000 and $4,388,000 at December 31, 1998 and 1997 are invested in U.S. government obligations and municipal bonds. The Company anticipates that 47% of all retainages at December 31, 1998 will be collected within one year.

     Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed currently under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. The Company anticipates that substantially all amounts, other than unanticipated additional contract costs (see below), will be billed and collected within one year.

     The Company has recorded as costs and estimated earnings in excess in billings on uncompleted contracts amounts that it seeks or will seek to collect from customers or others for error or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (pending change orders or claims). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with these amounts. Pending change orders and claims involve the use of estimates and it is reasonably possible that revisions to the estimated recoverable amounts of recorded pending change orders and claims may be made in the near-term. Claims made by the Company involve negotiation and, in certain cases litigation. The Company expenses such costs as incurred, although it may seek to recover these costs as part of the claim. The Company believes that it has established legal bases for pursuing recovery of recorded claims and it is management's intention to pursue and litigate these claims, if necessary, until a decision or settlement is reached.

     The Company is pursuing unanticipated additional contract costs on certain completed contracts. Costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled revenues of approximately $11,054,000 and $3,915,000 at December 31, 1998 and 1997, respectively, related to these contracts. In addition, billed accounts receivable and retainages include contractually billed amounts related to these contracts of approximately $3,105,000 and $2,257,000 at December 31, 1998 and 1997, respectively. Certain contractually billed amounts related to these contracts may not be paid by the customer to the Company until final resolution of the contract. At December 31, 1998 and 1997, the Company had reserves of approximately $4,500,00 and $2,285,000, respectively, related to unbilled revenue and estimated legal costs to settle.

     Costs and estimated earnings at December 31, 1998 and 1997, on uncompleted contracts and related amounts billed are as follows (in thousands):

                                                                1998       1997
                                                              --------   --------
Costs.......................................................  $429,114   $363,561
Estimated earnings..........................................    47,575     46,027
                                                              --------   --------
                                                               476,689    409,588
Billings....................................................   457,855    400,949
                                                              --------   --------
                                                              $ 18,834   $  8,639
                                                              ========   ========

                     RAILWORKS CORPORATION AND SUBSIDIARIES

     Such amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                               1998      1997
                                                              -------   -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $24,792   $17,149
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (5,958)   (8,510)
                                                              -------   -------
                                                              $18,834   $ 8,639
                                                              =======   =======

     At December 31, 1998, 1997 and 1996, earned revenues from government related funding sources were 40%, 66% and 61%, respectively, of total earned revenues. Approximately 27%, 30% and 27% of total earned revenues for 1998, 1997 and 1996, respectively, were from a single government customer.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31, 1998 and 1997 (in thousands):

                                                               1998     1997
                                                              -------   ----
Land and buildings..........................................  $ 1,780   $ --
Transportation equipment....................................    2,121     --
Machinery and equipment.....................................   10,038    448
Office furniture and equipment..............................      326     --
Leasehold improvements......................................      249     --
                                                              -------   ----
                                                               14,514    448
Less accumulated depreciation and amortization..............    1,122     56
                                                              -------   ----
Property, plant and equipment, net..........................  $13,392   $392
                                                              =======   ====

     Depreciation and amortization expense on property, plant and equipment charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $1,140,000, $56,000 and $1,349,000, respectively.

6. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1997 (in thousands):

                                                               1998      1997
                                                              -------   -------
Revolving credit agreement(a)...............................  $49,300   $    --
Revolving credit agreement(b)...............................       --    12,057
Temporary revolver(c).......................................       --       550
Promissory note(d)..........................................       --     1,700
Fixed asset notes...........................................    2,204       697
                                                              -------   -------
                                                               51,504    15,004
Less current portion........................................      931     2,555
                                                              -------   -------
                                                              $50,573   $12,449
                                                              =======   =======

---------------

(a) On August 4, 1998, the Company entered into a secured $75,000,000 revolving credit agreement with NationsBank, N.A. (the "Credit Facility"). The Credit Facility expires on August 4, 2001; however, the Company may request the bank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not

                     RAILWORKS CORPORATION AND SUBSIDIARIES
     exceed $20,000,000. There were no letters of credit outstanding at December 31, 1998. Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix which may be based on prime or LIBOR. The annual interest rates in effect at December 31, 1998, for prime and LIBOR borrowings were 8.5% and 7.26%, respectively. A one time facility fee of 2% was paid on the total Credit Facility.

(b) On April 4, 1997, the Company entered into a secured revolving credit agreement (the "Revolver") with a maximum aggregate principal amount of $15,000,000 (the "Commitment"). Interest on Base Rate loans was at a rate of 1% plus the Base Rate, as defined (approximately prime rate); interest on Eurodollar loans was at 3.25% plus the Eurodollar Rate, as defined (approximately LIBOR). An annual facility fee of 1% and a commitment fee of 1/2 of 1% were payable on the total Commitment and the total unused Commitment, respectively. Up to $10,000,000 of letters of credit could be drawn against the Commitment, $2,911,655 of which was drawn at December 31, 1997. This obligation was repaid in its entirety on August 4, 1998.

(c) On December 11, 1997, the Company entered into a short-term secured revolving credit agreement (the "Temporary Revolver") with a maximum principal amount of $2,000,000. Interest on the unpaid principal was at a rate of 2% plus the Base Rate (approximately prime rate). The Temporary Revolver was extended from its original maturity and was repaid in its entirety on August 4, 1998.

(d) Interest on this agreement was payable semi-annually at a rate of 8.5%. This obligation was repaid in its entirety on August 4, 1998.

     The Credit Facility is secured by a first lien on all of the capital stock of the Company's subsidiaries and on all accounts receivable of the Company and its subsidiaries. In addition, the Credit Facility contains a negative pledge on all other assets of the Company and its subsidiaries. The Credit Facility contains restrictive covenants that, among other things impose limitations on the Company with respect to its ability to incur additional indebtedness, make certain investments, sell assets or pay dividends. The Credit Facility also contains various financial covenants which require the Company to meet certain targets including, but not limited to, the maintenance of net worth, earnings before interest, taxes, depreciation and amortization (EBITDA) to debt ratio and fixed charge coverage ratio.

7. INCOME TAXES

     The Company files a consolidated federal income tax return. The Predecessor Company's results were included in the consolidated federal income tax return of Spie.

     The income tax provision in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 consists of (in thousands):

                                                                               PREDECESSOR
                                                                                 COMPANY
                                                              1998     1997       1996
                                                             ------   ------   -----------
Current:
  Federal..................................................  $   --   $   --      $150
  State....................................................     895      132       268
                                                             ------   ------      ----
                                                                895      132       418
                                                             ------   ------      ----
Deferred:
  Federal..................................................     503      941        70
  State....................................................      74      125        12
                                                             ------   ------      ----
                                                                577    1,066        82
                                                             ------   ------      ----
                                                             $1,472   $1,198      $500
                                                             ======   ======      ====

                     RAILWORKS CORPORATION AND SUBSIDIARIES

     Factors accounting for the variation from U.S. statutory income tax rates relating to continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                               PREDECESSOR
                                                                                 COMPANY
                                                             1998      1997       1996
                                                            -------   ------   -----------
Federal income taxes at the statutory rate................  $(3,981)  $  893      $189
Benefit of NOL............................................       --       --      (189)
Federal alternative minimum tax...........................       --       --       150
State and local taxes.....................................     (680)     206       242
Other.....................................................      229       99       108
Valuation allowance.......................................    5,904       --        --
                                                            -------   ------      ----
                                                            $ 1,472   $1,198      $500
                                                            =======   ======      ====

     The components of the net deferred income tax asset in the accompanying consolidated balance sheets at December 31, 1998 and 1997 are as follows (in thousands):

                                                               1998      1997
                                                              -------   ------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 3,005   $  317
  Excess of amounts expensed for financial statement
     purposes over amounts deducted for income tax
     purposes...............................................    4,097    1,451
  State and local income taxes, net of federal tax
     benefits...............................................      915      481
                                                              -------   ------
Total deferred tax asset....................................    8,017    2,249
                                                              -------   ------
Deferred tax liability,
  Costs capitalized for financial statement purposes and
     deducted for income tax purposes.......................    1,158    1,229
                                                              -------   ------
Total deferred tax liability................................    1,158    1,229
                                                              -------   ------
Net deferred tax asset before valuation allowance...........    6,859    1,020
Valuation allowance for net deferred tax asset..............   (5,904)      --
                                                              -------   ------
                                                              $   955   $1,020
                                                              =======   ======

8. PREFERRED STOCK

     The Company has authorized 10,000,000 shares of Series A convertible preferred stock. The stock has no voting rights, shares dividends ratably with the common stock, is non-cumulative and has a liquidation preference over shares of common stock. Each share of preferred stock is convertible into 100 shares of the Company's common stock.

     On October 8, 1998, the Company issued 13,700 shares of its nonvoting Series A convertible preferred stock in exchange for 1,370,000 shares of common stock. Each share of Series A convertible preferred stock is convertible to 100 shares of common stock upon five days prior written notice from the holder, subject to certain conditions.

9. STOCK OPTION PLAN

     On August 13, 1998, the Company approved the 1998 Stock Incentive Plan (the "Plan") which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees (including officers of the Subsidiaries) and consultants. The Plan reserves for

                     RAILWORKS CORPORATION AND SUBSIDIARIES
issuance 2,000,000 shares of common stock. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's board of directors.

     During 1998 options covering an aggregate of 30,000 shares of common stock were issued under the Plan. Two non-employee directors were each issued options to purchase 10,000 shares of common stock at the IPO price. Options to purchase 10,000 shares were also issued to a President of one of the Subsidiaries at the price of the common stock on the date of the grant. The options expire ten years after the date of grant.

     At December 31, 1998, 30,000 options were outstanding:

                                                                       WEIGHTED AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------   ----------------
Balance at inception........................................      --        $   --
Granted.....................................................  30,000         10.02
Exercised...................................................      --            --
                                                              ------        ------
Balance, December 31, 1998..................................  30,000        $10.02
                                                              ======        ======
Exercisable, December 31, 1998..............................      --        $   --
                                                              ======        ======

     The weighted average fair value of options granted in 1998 at market value was $4.79.

     The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate at date of grants...................  5.25 - 5.79%
Expected lives..............................................  3 to 6 years
Expected volatility.........................................  44.0%
Expected dividend yield.....................................  0%

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                NUMBER OF
                                                 OPTIONS            WEIGHTED           WEIGHTED
                                             OUTSTANDING AT     AVERAGE REMAINING      AVERAGE
EXERCISE PRICE                              DECEMBER 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE
--------------                              -----------------   -----------------   --------------
$6.06 to 12.00............................       30,000               9.59              $10.02
                                                 ======               ====              ======

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for the year ended December 31, 1998 for options granted during that year. Had compensation expense for all stock options granted in 1998 been determined consistent with SFAS No. 123, the Company's net income per share would have been as follows:

Net loss:
  As Reported...............................................  $(12,847)
                                                              ========
  Pro Forma.................................................  $(12,864)
                                                              ========
Net loss per share:
  As Reported -- basic and diluted..........................  $  (1.67)
                                                              ========
  Pro Forma -- basic and diluted............................  $  (1.67)
                                                              ========

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS

     Certain of the acquired companies have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allowed for voluntary pretax contributions by employees. The Subsidiaries paid all general and administrative expenses of the Plans and in some cases, the Subsidiaries made matching and discretionary contributions to the Plans. The Subsidiaries currently offer no post-employment or post-retirement benefits. The expense incurred related to the Plans by the Company was approximately $367,000, $321,000 and $337,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Prior to 1997, Comstock was generally self insured for its automobile and general liability insurance and, to a lesser extent, for workers' compensation. Included primarily in accrued payroll and related withholdings, and other liabilities at December 31, 1998 and 1997 are reserves of $2,348,000 and $3,574,000, respectively, relating to these insurance liabilities. The Company, including Comstock, currently participates in a paid indemnity plan for these insurance coverages.

     Comstock sponsored an unfunded, fully insured postretirement medical plan covering eligible retirees and their dependents which it elected to terminate effective December 31, 1997. In 1996 Comstock offered, at group rates, comprehensive medical care benefits to retirees and their covered dependents. Comstock contributed approximately one-half of the total premium medical cost. Under the plan, employees were eligible to enroll on the first day of the month following retirement from Comstock after age 55 and ten years of service. Upon adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" the accumulated postretirement benefit obligation was $943,000. This amount was amortized over 20 years.

     The postretirement benefit cost for 1996 included the following items (in thousands):

                                                              PREDECESSOR
                                                                COMPANY
                                                                 1996
                                                              -----------
Service cost................................................     $ 42
Interest cost...............................................       81
Transition amortization.....................................       47
                                                                 ----
                                                                 $170
                                                                 ====

     The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% in 1996. The assumed health care cost trend rate was 9.5% in December 31, 1996, gradually decreasing to an ultimate rate of 5% in 2004 for participants under age 65. For those above age 65, a rate of 7.5% was used in 1996, gradually decreasing to an ultimate rate of 5% in 2004. A one percent increase in the assumed health care cost trend rate would increase costs by $25,000 in 1996. This plan was discontinued in 1997.

     The Company also has nonqualified defined benefit plans covering certain current and former employees of one of the Subsidiaries which provide benefits based on years of service and compensation. In aggregate, at December 31, 1998 and 1997 approximately $3,007,000 and $1,518,000, respectively relating to these programs is included in the accompanying balance sheets.

     The Company's self-insurance programs and certain employee benefit plan liabilities are estimated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience could cause these estimates to change.

     The Company has established two bonus incentive plans (the "Plans") covering certain employees. The first bonus pool consists of 10% of the Company's pre-tax profits and the second bonus pool consists of 15% of

                     RAILWORKS CORPORATION AND SUBSIDIARIES
the amount by which the Company's net income exceeds certain benchmarks. No benefits were earned or paid under either of the Plans during 1998.

11. LEASE COMMITMENTS

     The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2004. Most of the real property leases have escalation clauses related to increases in real property taxes. Future minimum lease payments under operating leases are as follows (in thousands):

Years Ending December 31
  1999......................................................  $2,163
  2000......................................................   1,252
  2001......................................................   1,070
  2002......................................................   1,046
  2003......................................................     930

     Rent expense for all operating leases, including amounts charged to cost of revenues, for the year ended December 31, 1998, 1997 and 1996 was approximately $3,047,000, $2,685,000 and $3,527,000, respectively.

12. RELATED-PARTY TRANSACTIONS

LEASING TRANSACTIONS

     Certain of the subsidiaries lease their operating facilities from former Founding Company owners who remained employees or directors of the Company. Total rent paid to related parties for 1998 was $330,000. The Company believes the rents to be the fair market rental value of the property.

13. COMMITMENTS AND CONTINGENCIES

PERFORMANCE BONDS

     The Company's performance under certain construction contracts is secured by performance bonds for which the Company pays a separate fee.

EMPLOYMENT CONTRACTS

     Certain executives of the Company have entered into employment agreements with the Company. In general, the employment agreements provide that, in the event of a termination of employment by the Company without cause, such employee will be entitled to receive from the Company an amount in cash equal to the employee's then current annual base salary for the remainder of the term.

CONTINGENT PURCHASE PRICE FOR ACQUISITIONS

     The sellers of Sheldon and Armcore are eligible to receive additional cash amounts ("earnouts"), consisting of cash, as adjustments to the purchase prices paid for those companies. Such cash payments are contingent upon the achievement of earnings targets for 1999, 2000 and 2001.

ENVIRONMENTAL

     The Company's operations are subject to extensive federal, state and local regulations under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste, hazardous substances, underground and aboveground storage tanks and soil and groundwater contamination. The Company is also subject to certain Federal, state and local environmental laws and regulations relating to the use of creosote.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

Creosote is used in certain of the Company's manufacturing processes to treat wood railroad ties so that they can withstand exposure to outside elements. Creosote, a coal tar treated derivative, has been recognized by the environmental regulating agencies as a hazardous material. The Company believes that it is in material compliance with all of the various regulations applicable to their businesses and has not been notified of any violations by regulatory agencies.

LITIGATION

     The Company is involved in legal proceedings and claims, asserted by and against the Company, which have arisen in the ordinary course of business. The Company believes it has a number of valid defenses to these actions and the Company intends to vigorously defend or assert these claims. Management believes, upon advice of outside counsel, that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

14. LOANS TO OFFICERS

     Pursuant to their employment agreements, certain officers of the Company have been granted loans for the payment of income taxes related to stock grants. These loans have a term of five years, are interest bearing and are collateralized by the stock granted.

15. FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in each derivative's fair value be recognized into earnings unless specific hedge accounting criteria are met. The Company does not anticipate that SFAS 133 will have a material impact upon its operations.

INTEREST RATE SWAPS

     The Company has entered into an interest rate swap agreement to manage exposure to interest rate fluctuations. The outstanding agreement involves the exchange of floating rate interest payments for fixed rate interest payments over a specified time period without the exchange of any underlying principal amounts. The Company's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense.

     At December 31, 1998, the Company had an interest rate swap agreement with a total notional value of $10,000,000, expiring December 7, 2001 or December 7, 2000 at the counterparties' option. The agreements effectively convert floating rate obligations to a fixed rate of 4.85 percent. If the Company were to terminate its existing interest rate swap agreements, any resulting gain or loss would be deferred and recognized over the remaining life of the related debt.

     RailWorks uses the following methods and assumptions in estimating the fair value of its financial instruments:

          Cash and Cash Equivalents -- The carrying amount is equal to fair market value due to their short-term nature.

                     RAILWORKS CORPORATION AND SUBSIDIARIES

          U.S. Government and Municipal Bonds -- These securities are classified as held to maturity and are valued at cost which approximates market value.

          Debt -- The Company's bank loans and floating rate debt approximate fair value. The fair value of fixed rate long-term debt is based upon quoted market prices for these or similar issues, or rates currently available to the Company for debt with similar terms and maturities.

          Interest Rate Swap Agreements -- The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair value at December 31, 1998 was approximately $10,500.

16. SEGMENT REPORTING

     Comstock and the Predecessor Company operated in one reportable segment: transit services. Accordingly, no additional disclosures are required under SFAS No. 131. The following matrix presents operational and financial condition data as of and for the year ended December 31, 1998 for analysis by reportable segment (in thousands):

                                   TRANSIT    RAIL PRODUCTS       RAIL        OTHER/
                                   SERVICES   AND SUPPLIES    CONSTRUCTION   CORPORATE    TOTAL
                                   --------   -------------   ------------   ---------   --------
Revenues from external
  customers......................  $165,989      $11,195        $37,184      $     --    $214,368
Intersegmental revenue...........        --          952            883            --       1,835
Depreciation/amortization........       (17)         192            709         1,221       2,105
Segment operating profit
  (loss).........................     6,084        1,683          4,596       (23,038)    (10,675)
Costs and estimated earnings in
  excess of billings on
  uncompleted contracts..........    22,897           --          1,895            --      24,792
Segment assets...................    58,224        8,299         26,676       159,677     252,876
Capital Expenditures.............       676           29            490            85       1,280

     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):

REVENUES:
  Total revenues for reportable segments....................  $214,368
  Elimination of intersegment revenues......................    (1,835)
                                                              --------
  Consolidated revenues.....................................  $212,533
                                                              ========
OPERATING PROFIT OR LOSS:
  Total profit or loss for reportable segments..............  $(10,675)
                                                              ========
ASSETS:
  Total assets for reportable segments......................  $252,876
  Elimination of intercompany receivables/payables..........      (826)
  Elimination of investments in subsidiaries................   (23,414)
                                                              --------
  Consolidated assets.......................................  $228,636
                                                              ========

                     RAILWORKS CORPORATION AND SUBSIDIARIES

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1998 and 1997 are summarized as follows (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31, 1998
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
Revenues..........................................  $41,628   $44,752   $53,077   $73,076
Operating income (loss)...........................    1,237     1,172   (18,404)    5,320
Net income (loss).................................      666       456   (19,036)    5,067
Basic EPS.........................................      .23       .15     (1.72)      .37
Diluted EPS.......................................      .23       .15     (1.72)      .34

                                                        YEAR ENDED DECEMBER 31, 1997
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
Revenues..........................................  $32,401   $34,739   $41,197   $45,273
Operating income..................................      604     1,105       992       711
Net income........................................      440       418       467       103
Basic EPS.........................................      .15       .14       .16       .03
Diluted EPS.......................................      .15       .14       .16       .03

18. SUBSEQUENT EVENTS (UNAUDITED)

     On January 7, 1999, the Company acquired all the stock of Mid West Railroad Construction Maintenance Corporation of Wyoming (Mid West) which specializes in construction, repair and maintenance of railroad tracks in various western states. On January 26, 1999, the Company acquired all the stock of Gantrex Group (Gantrex) which manufactures and supplies crane rail fastening systems including pad manufacturing, extrusion and continuous vulcanizing capabilities. On January 29, 1999, the Company acquired all the stock of FCM Rail, Ltd. (FCM) which provides customized leasing services to users of on track rail equipment. On February 1, 1999, the Company acquired all of the stock of F & V Metro Contracting Corp. and Affiliates (F & V) which performs electrical and mechanical installations for transit and transportation agencies in the metropolitan New York City area. The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The combined purchase price was $26,000,000 in cash, $8,833,000 of promissory notes payable and 100,000 shares of Common Stock, plus the potential to receive earnouts if targeted revenue and profit goals are achieved over the next 5 years. The estimated fair market value of assets purchased was approximately $6,300,000 and the estimated goodwill was $29,500,000. Any additional purchase price paid will increase the goodwill reported. The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RailWorks Corporation:

     We have audited the accompanying balance sheet of RAILWORKS CORPORATION (a Delaware Corporation), as of July 31, 1998, and the related statements of operations and cash flows for the period from April 1 to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAILWORKS CORPORATION as of July 31, 1998, and the results of its operations and cash flows for the period from April 1 to July 31, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
February 8, 1999

                             RAILWORKS CORPORATION

                                 BALANCE SHEET
                                 JULY 31, 1998
                                 (IN THOUSANDS)

                             ASSETS
CURRENT ASSETS:
  Cash......................................................  $89
                                                              ---
          Total current assets..............................   89
                                                              ---
          Total assets......................................  $89
                                                              ===
              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Advances from founding companies..........................  $89
                                                              ---
          Total current liabilities.........................   89
                                                              ---
          Total liabilities.................................   89
                                                              ---
STOCKHOLDER'S EQUITY:
  Preferred stock, $1.00 par value authorized 10,000,000
     shares. No shares issued...............................   --
  Common stock, $0.01 par value authorized 100,000,000
     shares, 10 shares issued and outstanding...............   --
  Paid-in capital...........................................   --
                                                              ---
          Total stockholder's equity........................   --
                                                              ---
          Total liabilities and stockholder's equity........  $89
                                                              ===

                       See Notes to Financial Statements.

                             RAILWORKS CORPORATION

                            STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM APRIL 1, 1998 TO JULY 31, 1998
                                 (IN THOUSANDS)

Revenues....................................................  $--
Selling, general and administrative expenses................   --
                                                              ---
Income before income taxes..................................   --
Provision for income taxes..................................   --
                                                              ---
Net income..................................................  $--
                                                              ===

                       See Notes to Financial Statements.

                             RAILWORKS CORPORATION

                            STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM APRIL 1, 1998 TO JULY 31, 1998
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES........................  $ --
CASH FLOWS FROM INVESTING ACTIVITIES........................    --
CASH FLOWS FROM FINANCING ACTIVITIES,                           34
       Advances from founding companies.....................
          Net cash provided by financing activities.........    34
                                                              ----
NET INCREASE IN CASH........................................    34
CASH, beginning of period...................................    55
                                                              ----
CASH, end of period.........................................  $ 89
                                                              ====
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $ --
                                                              ====
  Cash paid during the period for income taxes..............  $ --
                                                              ====

                       See Notes to Financial Statements.

                             RAILWORKS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     RailWorks Corporation ("RailWorks" or the "Company"), was formed in March 1998 to become a leading nationwide provider of rail services, including system construction and rehabilitation, repair and maintenance services and related products. RailWorks acquired fourteen U.S. businesses (the "Acquisitions") and, completed an initial public offering (the "Offering") of its common stock in August, 1998. Subsequent to the Offering, the Company intends to continue to acquire, through merger or purchase, similar companies to expand its national operations.

     RailWorks did not conduct any operations, and all activities to date have related to the Acquisitions and the Offering. Cash of $100 was generated from the initial capitalization of the Company (see Note 2).

2. STOCKHOLDER'S EQUITY

     In connection with the organization and initial capitalization of RailWorks, the Company issued 10 shares of common stock for $100.

3. SUBSEQUENT EVENTS

     RailWorks and its newly formed, wholly owned subsidiaries have acquired by merger, the Founding Companies as follows: Annex Railroad Builders, Inc. and Affiliates, Comtrak Construction, Inc., Comstock Holdings, Inc., Condon Brothers, Inc., CPI Concrete Products Incorporated, H.P. McGinley, Incorporated, Kennedy Railroad Builders, Inc. and Associated Companies, Merit Railroad Contractors, Inc., Midwest Construction Services, Inc., New England Railroad Construction Company, Inc., Railroad Service, Inc. and Minnesota Railroad Service, Inc., Southern Indiana Wood Preserving Company, Inc., U.S. Trackworks, Inc. and Northern Rail Service and Supply Co., and Wm. A. Smith Construction Co. and Wm. A. Smith Rerailing Service, Inc. Consideration paid by RailWorks to acquire the Founding Companies consisted of a combination of cash and common stock.

     Additionally, RailWorks granted 1,205,872 shares of its common stock to its executive management team. The Company recorded compensation expense upon granting the shares of approximately $14,500,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Annex Railroad Builders, Inc. and Affiliates:

     We have audited the accompanying combined balance sheets of ANNEX RAILROAD BUILDERS, INC. (an Indiana corporation) AND AFFILIATES (collectively, the "Company") as of July 31, 1998 and December 31, 1997, and the related combined statements of operations, stockholders' equity and cash flows for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES as of July 31, 1998, and December 31, 1997 and the results of their operations and their cash flows for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Nashville, Tennessee
September 18, 1998

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

                            COMBINED BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  578,622    $  201,016
  Accounts receivable, net of allowance of $52,306 and
     $20,000, respectively..................................   2,731,322     2,775,817
  Employee loans and advances...............................      14,075        16,360
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     701,652     1,162,368
  Inventory.................................................     153,930       166,718
  Prepaid expenses..........................................      26,373        27,663
  Income tax receivable.....................................     520,792            --
  Deferred tax assets.......................................       7,856        48,683
                                                              ----------    ----------
          Total current assets..............................   4,734,622     4,398,625
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings........................................     137,314       279,853
  Machinery and equipment...................................   2,219,467     2,269,335
  Office furniture and equipment............................      74,516        56,343
                                                              ----------    ----------
                                                               2,431,297     2,605,531
     Less accumulated depreciation..........................   1,831,816     1,779,337
                                                              ----------    ----------
Property, plant and equipment, net..........................     599,481       826,194
                                                              ----------    ----------
OTHER ASSET:
  Cash value of life insurance, face value of $1,810,000....          --       295,448
                                                              ----------    ----------
                                                              $5,334,103    $5,520,267
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  969,510    $1,337,542
  Line of credit............................................   1,075,000        50,000
  Current obligations under capital leases..................      87,766        99,604
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     322,828       213,703
  Accrued wages.............................................     653,086       142,839
  Accrued expenses..........................................     248,444       453,115
  Current maturities of long-term debt......................      29,489        93,763
                                                              ----------    ----------
          Total current liabilities.........................   3,386,123     2,390,566
                                                              ----------    ----------
Long-term debt, net of current maturities...................       7,613       105,102
                                                              ----------    ----------
Capital lease obligations, net of current obligations.......          --        42,935
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock, no par value; 8,000 shares authorized, 5,750
     outstanding............................................      56,769        56,769
  Retained earnings.........................................   1,883,598     2,924,895
                                                              ----------    ----------
          Total stockholders' equity........................   1,940,367     2,981,664
                                                              ----------    ----------
                                                              $5,334,103    $5,520,267
                                                              ==========    ==========

                  See Notes to Combined Financial Statements.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF OPERATIONS

                                                          SEVEN MONTHS   NINE MONTHS
                                                             ENDED          ENDED       YEAR ENDED
                                                            JULY 31,     DECEMBER 31,    MARCH 31,
                                                              1998           1997          1997
                                                          ------------   ------------   -----------
Revenue.................................................   $7,410,225    $15,098,726    $15,467,498
Contract costs..........................................    7,211,829     12,405,910     12,948,083
                                                           ----------    -----------    -----------
  Gross profit..........................................      198,396      2,692,816      2,519,415
General and administrative expenses.....................      932,604      1,326,435      1,674,321
                                                           ----------    -----------    -----------
(Loss) income from operations...........................     (734,208)     1,366,381        845,094
                                                           ----------    -----------    -----------
Other income (expense):
  Interest income.......................................        7,227         15,065         31,216
  Interest expense......................................      (23,400)       (42,530)       (47,956)
                                                           ----------    -----------    -----------
                                                              (16,173)       (27,465)       (16,740)
                                                           ----------    -----------    -----------
(Loss) income before (benefit) provision for income
  taxes.................................................     (750,381)     1,338,916        828,354
(Benefit) provision for income taxes....................     (367,074)       369,011        228,946
                                                           ----------    -----------    -----------
Net (loss) income.......................................   $ (383,307)   $   969,905    $   599,408
                                                           ==========    ===========    ===========

                  See Notes to Combined Financial Statements.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          NUMBER OF
                                           COMMON      COMMON    TREASURY     RETAINED
                                           SHARES      STOCK       STOCK      EARNINGS      TOTAL
                                          ---------   --------   ---------   ----------   ----------
BALANCE, MARCH 31, 1996.................    5,750     $56,769    $(109,274)  $2,300,628   $2,248,123
  Net income............................       --          --           --      599,408      599,408
  Dividends.............................       --          --           --     (386,300)    (386,300)
                                            -----     -------    ---------   ----------   ----------
BALANCE, MARCH 31, 1997.................    5,750      56,769     (109,274)   2,513,736    2,461,231
  Net income............................       --          --           --      969,905      969,905
  Dividends.............................       --          --           --     (449,472)    (449,472)
  Retirement of treasury stock..........       --          --      109,274     (109,274)          --
                                            -----     -------    ---------   ----------   ----------
BALANCE, DECEMBER 31, 1997..............    5,750      56,769           --    2,924,895    2,981,664
  Net loss..............................       --          --           --     (383,307)    (383,307)
  Dividends.............................       --          --           --     (657,990)    (657,990)
                                            -----     -------    ---------   ----------   ----------
BALANCE, JULY 31, 1998..................    5,750     $56,769    $      --   $1,883,598   $1,940,367
                                            =====     =======    =========   ==========   ==========

                  See Notes to Combined Financial Statements.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                              SEVEN MONTHS   NINE MONTHS
                                                                 ENDED          ENDED       YEAR ENDED
                                                                JULY 31,     DECEMBER 31,   MARCH 31,
                                                                  1998           1997          1997
                                                              ------------   ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................   $(383,307)      $969,905      $599,408
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Deferred income tax provision (benefit).................      40,827        (19,924)           --
    Depreciation and amortization...........................     142,404        192,773       250,215
    (Gain)/loss from sale of equipment......................        (706)           145         1,117
    Non-cash compensation expense...........................     295,448             --            --
    Change in operating assets and liabilities:
       Accounts receivable..................................      44,495       (234,939)     (677,293)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................     460,716       (361,290)     (287,483)
       Inventory............................................      12,788        (82,633)      (25,290)
       Prepaid expenses.....................................       1,290        104,356      (106,458)
       Income tax receivable................................    (520,792)            --            --
       Accounts payable.....................................    (368,032)      (170,342)      577,961
       Accrued expenses.....................................     305,576        252,961      (107,036)
       Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................     109,125         87,005       (59,381)
                                                               ---------       --------      --------
         Net cash provided by operating activities..........     139,832        738,017       165,760
                                                               ---------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net employee advances (payments)..........................       2,285          5,920          (728)
  Increase in cash value of life insurance..................          --        (45,145)      (53,796)
  Proceeds from life insurance policies.....................          --         56,163            --
  Decrease in notes receivable..............................          --             --        43,574
  Purchases of property, plant, and equipment...............     (51,735)      (146,640)     (110,932)
  Proceeds from sale of equipment...........................      14,995         20,011            --
                                                               ---------       --------      --------
         Net cash used in investing activities..............     (34,455)      (109,691)     (121,882)
                                                               ---------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit............   1,025,000       (275,000)       75,000
  Principal payments on capital lease obligations...........     (54,773)       (97,144)      (17,712)
  Principal payments on long-term debt......................     (73,747)       (73,290)     (131,138)
  Borrowings under long-term debt...........................          --         70,272        19,752
  Dividends paid............................................    (624,251)      (449,472)     (386,300)
                                                               ---------       --------      --------
         Net cash provided by (used in) financing
           activities.......................................     272,229       (824,634)     (440,398)
                                                               ---------       --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     377,606       (196,308)     (396,520)
CASH AND CASH EQUIVALENTS, beginning of period..............     201,016        397,324       793,844
                                                               ---------       --------      --------
CASH AND CASH EQUIVALENTS, end of period....................   $ 578,622       $201,016      $397,324
                                                               =========       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest..................................................   $  14,910       $ 52,894      $ 55,023
                                                               =========       ========      ========
  Income taxes..............................................   $  35,548       $218,799      $235,131
                                                               =========       ========      ========

                  See Notes to Combined Financial Statements.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS ACTIVITIES

     The accompanying combined financial statements of Annex Railroad Builders, Inc. and Affiliates (collectively the "Company") include the accounts of Annex Railroad Builders, Inc. ("Annex") (an Indiana corporation), R. & M. B. Rail Co., d/b/a Mize Construction Company ("Mize") (an Indiana corporation), Railroad Specialties, Inc., ("RSI") (an Indiana corporation) and U.S. Railway Supply, Inc. ("US Rail") (an Indiana corporation). These entities are included in the combined financial statements due to certain shareholder's majority ownership in each. The majority of the Company operates as a construction contractor constructing, repairing, and maintaining railroad tracks for private and government customers located throughout the Midwest. This work is performed under various forms of contracts, including fixed-fee and time-and-material contracts. One entity operates a supply company that provides railroad construction supplies to certain railroad construction contractors.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

     The above companies have been included in the combined financial statements. All material intercompany transactions and balances have been eliminated. Although the fiscal year of Annex used to be March 31, the affiliates are included in the combined financial statements on the basis of fiscal years ending December 31. In 1997, Annex changed its financial reporting year-end to December 31.

RECLASSIFICATIONS

     Certain reclassifications have been made in the December 31, 1997 combined financial statements to conform with the July 31, 1998 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance and are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in the Midwestern United States. As such, the Company's accounts receivable are from the same geographic region. The terms of sales give rise to unsecured accounts receivable, as is common industry practice. Contract revenue earned from three customers comprised approximately 29%, 29% and 23% of total contract revenue for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the twelve months ended March 31, 1997, respectively.

INVENTORY

     Inventory, consisting principally of stored materials and parts to be used for contracts, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     The Company records property, plant and equipment at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful life of the asset as follows:

Buildings...................................................  27.5 - 39 years
Machinery and equipment.....................................          5 years
Office furniture and equipment..............................          7 years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in net income.

INCOME TAXES

     Mize, RSI and U.S. Rail operate as Sub-Chapter S Corporations. Accordingly, the taxable income of Mize, RSI, and US Rail included in the combined financial statements of the Company is reported by the owners in their respective individual tax returns; therefore, the combined financial statements of the Company do not reflect an income tax provision for these entities.

     The provision for (benefit from) income taxes is based on earnings (losses) reported by Annex. In accordance with Statement of Financial Accounting Standards No. 109, a deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

3. ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1998 and December 31, 1997, consisted of the following:

                                                              JULY 31,    DECEMBER 31,
                                                                1998          1997
                                                             ----------   ------------
Contract receivables.......................................  $1,347,155    $1,633,139
Contract retainages........................................   1,436,473     1,162,678
                                                             ----------    ----------
                                                              2,783,628     2,795,817
Less allowance for doubtful accounts.......................      52,306        20,000
                                                             ----------    ----------
                                                             $2,731,322    $2,775,817
                                                             ==========    ==========

     Contract retainages have been billed but are not due pursuant to contract provisions until contract completion. Such contract retainages are expected to be collected within the following year.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997, is as follows:

                                                             JULY 31,     DECEMBER 31,
                                                               1998           1997
                                                            -----------   ------------
Costs incurred on uncompleted contracts...................  $13,921,261   $ 9,508,537
Estimated earnings........................................    5,435,876     3,477,468
                                                            -----------   -----------
                                                             19,357,137    12,986,005
Less billings to date.....................................   18,978,313    12,037,340
                                                            -----------   -----------
                                                            $   378,824   $   948,665
                                                            ===========   ===========

     Contracts in process are included in the accompanying combined balance sheets under the following captions:

                                                             JULY 31,    DECEMBER 31,
                                                               1998          1997
                                                             ---------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts....................................  $ 701,652    $1,162,368
Billings in excess of costs and estimated earnings on
  uncompleted contracts....................................   (322,828)     (213,703)
                                                             ---------    ----------
                                                             $ 378,824    $  948,665
                                                             =========    ==========

5. LINE OF CREDIT

     The Company maintained a revolving line of credit with maximum borrowings of $1,500,000. The line of credit bears interest at prime plus .75% (9% at July 31, 1998) which is payable monthly. The collateral for the line of credit includes the Company's accounts receivable, inventory, machinery and equipment. In addition, it is personally guaranteed up to $500,000 by one of the principal stockholders. During the seven months ended July 31, 1998, nine months ended December 31, 1997 and the year ended March 31, 1997, the weighted average amount outstanding on the line of credit was approximately $327,000, $221,000, and $356,000 respectively, and the maximum amount outstanding was approximately $1,075,000, $500,000 and $575,000, respectively. The outstanding balance of the revolving credit facility at July 31, 1998 and December 31, 1997 was $1,075,000, and $50,000 respectively. In connection with the transaction discussed in Note 13, the line of credit was repaid subsequent to July 31, 1998.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

6. CAPITAL LEASES

     The Company's capital leases relate to machinery and equipment which have net book values of $174,142 and $205,916 at July 31, 1998 and December 31, 1997 respectively. The terms of these leases range from 15 to 24 months. The effective interest rates on these leases range from 5% to 11%. Future minimum lease payments under capital leases for the period ending July 31, 1999 are $87,766.

7. LONG-TERM DEBT

     At July 31, 1998 and December 31, 1997, long-term debt consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Note payable to bank, interest at 8.90%, payable in monthly
  installments of $3,811, maturing September 1998, secured
  by equipment..............................................  $ 7,407      $ 32,927
Mortgage note payable to bank, interest at 7.125%, payable
  in monthly installments of $996, assumed by stockholder in
  1998......................................................       --        90,802
Note payable to bank, interest at 8.42%, payable in monthly
  installments of $1,367, matured March 1998................       --         4,009
Note payable to bank, interest at 7.90%, payable in monthly
  installments of $892, maturing October 1998, secured by
  equipment.................................................    2,707         8,675
Note payable to bank, interest at 8.50%, payable in monthly
  installments of $738, maturing February 2000, secured by
  equipment.................................................   12,964        17,359
Other notes payable.........................................   14,024        45,093
                                                              -------      --------
                                                               37,102       198,865
Less current maturities.....................................   29,489        93,763
                                                              -------      --------
                                                              $ 7,613      $105,102
                                                              =======      ========

     The future maturities of long-term debt as of July 31, 1998 are as follows:

PERIOD ENDING JULY 31,
----------------------
  1999......................................................               $29,489
  2000......................................................                 7,613
                                                                           -------
                                                                           $37,102
                                                                           =======

     Both long-term debt and the line of credit contain certain restrictive covenants which place requirements and restrictions on the Company regarding disposition of assets, financial ratios, capital expenditures, acquisitions and operations. The Company was in compliance with these covenants at July 31, 1998.

8. PROFIT SHARING PLAN

     The Company maintains a profit sharing plan for full-time, non-union employees. To be eligible, an employee must be employed with the Company for two years. All contributions, which are at management's discretion, are vested after six years. Company contributions to the plan were $0, $121,421 and $117,717, for the seven months ended July 31, 1998, the nine months ended December 31, 1997, and the year ended March 31, 1997, respectively.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

9. INCOME TAXES

     The income tax provision (benefit) for the seven months ended July 31, 1998, the nine months ended December 31, 1997, and the year ended March 31, 1997 consisted of the following:

                                                  JULY 31,    DECEMBER 31,   MARCH 31,
                                                    1998          1997         1997
                                                  ---------   ------------   ---------
Current provision (benefit):
  Federal.......................................  $(324,826)    $309,722     $186,675
  State.........................................    (83,075)      79,213       42,271
                                                  ---------     --------     --------
                                                   (407,901)     388,935      228,946
Deferred provision (benefit)....................     40,827      (19,924)          --
                                                  ---------     --------     --------
                                                  $(367,074)    $369,011     $228,946
                                                  =========     ========     ========

     The income tax provision (benefit) as reported in the combined statements of operations differs from the amounts computed by applying federal statutory rates due to the following:

                                                      JULY 31,    DECEMBER 31,   MARCH 31,
                                                        1998          1997         1997
                                                      ---------   ------------   ---------
Federal income tax at statutory rate................  $(323,454)    $322,899     $179,709
State income taxes, net of federal income tax
  benefit...........................................    (52,370)      52,281       27,899
Other...............................................      8,750       (6,169)      21,338
                                                      ---------     --------     --------
Income tax (benefit) provision......................  $(367,074)    $369,011     $228,946
                                                      =========     ========     ========

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Deferred tax assets:
  Allowance for doubtful accounts...........................   $7,856      $ 7,856
  Accrued management bonus..................................       --       40,827
                                                               ------      -------
          Total deferred tax assets.........................   $7,856      $48,683
                                                               ======      =======

10. RELATED PARTY TRANSACTIONS

     The Company has sales and purchases of supplies and services with related parties under common ownership. Sales to these companies were $17,830, $58,752 and $105,840 for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively. The Company had receivables from these companies totaling $12,883 and $17,771 at July 31, 1998 and December 31, 1997, respectively.

     During 1998, the Company distributed certain property with a net book value of $121,745 to the principal stockholder along with the assumption of $88,016 of outstanding debt by the stockholder. In addition, during 1998 the Company transferred certain officer life insurance policies to the stockholders in the form of compensation expense.

                  ANNEX RAILROAD BUILDERS, INC. AND AFFILIATES

11. COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various lawsuits arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The carrying amount of the line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. The carrying amount of long-term debt and capital lease obligations based on borrowing rates currently available to the Company is a reasonable estimation of fair value.

13. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CPI Concrete Products Incorporated:

     We have audited the accompanying balance sheet of CPI CONCRETE PRODUCTS INCORPORATED, (a Tennessee Corporation), as of July 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the six months ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPI CONCRETE PRODUCTS INCORPORATED, as of July 31, 1998, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
September 18, 1998

                       CPI CONCRETE PRODUCTS INCORPORATED

                                 BALANCE SHEET
                                 JULY 31, 1998

                                                               JULY 31,
                                                                 1998
                                                              ----------
                                 ASSETS
CURRENT ASSETS:
  Cash......................................................  $  635,416
  Accounts receivable.......................................     993,633
  Inventory.................................................   1,434,823
  Prepaid expenses..........................................      41,255
  Deferred tax assets.......................................      16,847
                                                              ----------
          Total current assets..............................   3,121,974
                                                              ----------
EQUIPMENT...................................................   2,752,519
LESS ACCUMULATED DEPRECIATION...............................   1,885,315
                                                              ----------
EQUIPMENT, NET..............................................     867,204
                                                              ----------
OTHER ASSETS:
  Loan costs, net of accumulated amortization of $11,154....      15,092
  Refundable deposits.......................................         550
                                                              ----------
          Other assets, net.................................      15,642
                                                              ----------
                                                              $4,004,820
                                                              ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  413,156
  Customer deposits.........................................      41,731
  Accrued wages.............................................      47,352
  Taxes withheld and accrued................................      51,789
  Accrued expenses..........................................     169,450
  Accrued income taxes......................................     235,712
  Current portion of long-term debt.........................     212,089
                                                              ----------
          Total current liabilities.........................   1,171,279
LONG-TERM DEBT, less current portion........................     473,188
DEFERRED INCOME TAXES.......................................      42,477
                                                              ----------
          Total liabilities.................................   1,686,944
                                                              ----------
STOCKHOLDERS' EQUITY:
  Common Stock, no par value; shares authorized 3,000;
     shares issued 2,161 (8 in Treasury, 253 in ESOP).......     428,700
  Retained earnings.........................................   1,892,392
                                                              ----------
                                                               2,321,092
  Less treasury stock, 8 shares at cost.....................       3,216
                                                              ----------
          Stockholders' equity, net.........................   2,317,876
                                                              ----------
                                                              $4,004,820
                                                              ==========

                       See Notes to Financial Statements.

                       CPI CONCRETE PRODUCTS INCORPORATED

                            STATEMENT OF OPERATIONS

                                                              SIX MONTHS ENDED
                                                               JULY 31, 1998
                                                              ----------------
Revenue.....................................................     $3,642,118
Cost of goods sold..........................................      3,085,629
                                                                 ----------
Gross profit................................................        556,489
Selling, general and administrative expenses................        602,071
                                                                 ----------
Loss from operations........................................        (45,582)
                                                                 ----------
Other Income (expense):
  Interest expense..........................................        (31,821)
  Loss on sale of equipment.................................         (2,975)
  Rental income.............................................          9,571
  Interest income...........................................         17,437
  Miscellaneous income......................................         28,673
                                                                 ----------
Other income, net...........................................         20,885
                                                                 ----------
Loss before provision for income taxes......................        (24,697)
Provision for income taxes..................................        400,008
                                                                 ----------
Net loss....................................................     $ (424,705)
                                                                 ==========

                       See Notes To Financial Statements.

                       CPI CONCRETE PRODUCTS INCORPORATED

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                            NUMBER OF
                                             COMMON      COMMON    TREASURY    RETAINED
                                             SHARES      STOCK      STOCK      EARNINGS      TOTAL
                                            ---------   --------   --------   ----------   ----------
BALANCE, January 31, 1998.................    2,161     $428,700   $(3,216)   $2,864,039   $3,289,523
  Net loss................................       --           --        --      (424,705)    (424,705)
  Dividends...............................       --           --        --      (546,942)    (546,942)
                                              -----     --------   -------    ----------   ----------
BALANCE, July 31, 1998....................    2,161     $428,700   $(3,216)   $1,892,392   $2,317,876
                                              =====     ========   =======    ==========   ==========

                       See Notes to Financial Statements.

                       CPI CONCRETE PRODUCTS INCORPORATED

                            STATEMENT OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  JULY 31,
                                                                    1998
                                                              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Net loss..................................................     $(424,705)
  Amortization..............................................         1,312
  Depreciation..............................................       147,809
  Loss on sale of equipment.................................         2,975
  Change in operating assets and liabilities:
     Accounts receivable....................................       135,415
     Inventory..............................................       296,698
     Prepaid expenses.......................................        16,588
     Deferred tax assets....................................         4,529
     Accounts payable.......................................       (85,699)
     Customer deposits......................................       (51,365)
     Accrued wages..........................................         4,656
     Taxes withheld and accrued.............................       178,991
     Accrued expenses.......................................         1,860
     Accrued income taxes...................................        (6,974)
     Deferred income taxes..................................        16,477
                                                                 ---------
          Net cash provided by operating activities.........       238,567
                                                                 ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment.....................................      (103,342)
                                                                 ---------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repayment of long-term debt...............................      (156,380)
                                                                 ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (21,155)
CASH AND CASH EQUIVALENTS, beginning of period..............       656,571
                                                                 ---------
CASH AND CASH EQUIVALENTS, end of period....................     $ 635,416
                                                                 =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Income taxes..............................................     $ 206,985
                                                                 =========
  Interest..................................................     $      --
                                                                 =========

                       See Notes to Financial Statements.

                       CPI CONCRETE PRODUCTS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     The accompanying financial statements include the accounts of CPI Concrete Products Incorporated (The "Company") as of July 31, 1998. The Company is located in Memphis, Tennessee and is in the business of processing and selling concrete poles and concrete products in the Mid-South geographical region. The Company extends credit to their customers, with the majority of customers located in Tennessee, Mississippi and Arkansas. No collateral is required for trade accounts receivable.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out method) or market. At July 31, 1998 inventory consisted of the following:

Raw Materials...............................................  $  375,150
Finished Goods..............................................   1,059,673
                                                              ----------
                                                              $1,434,823
                                                              ==========

REVENUE RECOGNITION

     These statements reflect the accrual basis of accounting which requires recognition of revenues when earned and expenses when incurred without regard to the exchange of each.

EQUIPMENT

     Equipment is stated at cost. Depreciation is provided on the straight-line and declining balance methods over the estimated useful lives of the various assets. Lives used for calculating depreciation are: machinery and equipment 3-10 years. Amortization of loan costs is made over a 120 month period.

     Expenditures for maintenance, repairs and minor renewals are expenses as incurred; expenditures for improvements, replacements and major renewals are capitalized. Assets retired, or otherwise disposed of, are eliminated from the asset accounts along with related amounts of accumulated depreciation. Any gains or losses from disposals are included in income.

INCOME TAXES

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                       CPI CONCRETE PRODUCTS INCORPORATED

FINANCIAL INSTRUMENTS AND CREDIT RISK

     As of July 31, 1998, the Company has deposits in a financial institution which exceed the FDIC insured limit by $268,528.

CASH AND CASH EQUIVALENTS

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INTANGIBLE ASSETS

     Amortizable assets are recorded at cost. Amortization is calculated by the straight-line method over a 5 year life. Amortization expense for the seven months ended July 31, 1998 was $1,312.

3. LONG-TERM DEBT

     Long-term debt as of July 31, 1998 consisted of the following:

Union Planters National Bank SBA loan payable in monthly
  installments of $11,453 through April, 2004, including
  interest at a variable rate adjustable to 1% above prime,
  currently at 8.5%; secured by equipment, mortgage on
  property and a personal guarantee by stockholders.........    $441,574
Tennessee Small Business Energy Loan Program note payable
  for purchasing boiler; payable in monthly installments of
  $1,808 through April, 2000, including interest at 5%;
  collateralized by boiler and associated equipment.........      36,295
Union Planters Bank note payable for conversion of two
  operating leases to term debt; payable in monthly
  installments of $5,914 through April, 2001, including
  interest at 8.15%; secured by equipment...................     169,571
Union Planters Bank note payable for purchasing travel lift;
  payable in monthly installments of $4,861 through April,
  1999, including interest at 8.15%; collateralized by
  travel lift...............................................      37,837
                                                                --------
                                                                 685,277
Less current maturities.....................................     212,089
                                                                --------
                                                                $473,188
                                                                ========

     Aggregate maturities on principal under long-term obligations are as follows:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $118,130
  1999......................................................   201,004
  2000......................................................   198,672
  2001......................................................   149,190
  2002......................................................    18,281
                                                              --------
                                                              $685,277
                                                              ========

                       CPI CONCRETE PRODUCTS INCORPORATED

4. LEASE AGREEMENTS

     The Company leases certain autos and trucks under the classification of operating leases. The following is a schedule of future minimum lease payments for operating leases as of July 31, 1998:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $39,468
  1999......................................................   30,174
  2000......................................................    3,661
                                                              -------
                                                              $73,303
                                                              =======

     Rent expense under operating leases totaled $56,889 for the seven months ended July 31, 1998.

5. INCOME TAXES

     The provision for income taxes for the seven months ended July 31, 1998 consisted of the following:

Currently payable:
  Federal...................................................  $339,361
  State.....................................................    63,706
                                                              --------
                                                               403,067
                                                              --------
Deferred taxes:
  Federal...................................................    (2,576)
  State.....................................................      (483)
                                                              --------
                                                                (3,059)
                                                              --------
Provision for income taxes..................................  $400,008
                                                              ========

     The Items which give rise to temporary differences at July 31, 1998 are as follows:

Deferred Tax Assets:
  Uniform capitalization of inventory -- federal............  $15,836
  Uniform capitalization of inventory -- state..............    1,011
                                                              -------
                                                              $16,847
                                                              =======
Deferred Tax Liabilities:
  Excess tax depreciation -- federal........................  $39,929
  Excess tax depreciation -- state..........................    2,548
                                                              -------
                                                              $42,477
                                                              =======

6. EMPLOYEE BENEFIT PLANS

     In 1986, the Company established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to employees. The vesting provisions of the ESOP trust instrument are based on vesting years of service. A participant will always be 100% vested at normal retirement age. At July 31,1998, the ESOP owned 253 shares of the Company's Common Stock at a cost of $212,995. There were no contributions by the Company to the ESOP for the seven months ended July 31, 1998. In connection with the Company's acquisition (see Note 10), the ESOP shares were purchased by RailWorks and the plan was terminated.

     In June 1996, the Company adopted a 401(k) plan covering substantially all employees who have met the minimum age requirements and who have completed one year of continuous service. The Company's

                       CPI CONCRETE PRODUCTS INCORPORATED
contribution is equal to 50% of each participant's contribution of up to 3% of salary. Contributions totaled $15,250 for the seven months ended July 31, 1998.

7. TREASURY STOCK

     The Company purchased Common Stock from employees who had been participants in the ESOP as follows:

September 9, 1988...........................................  2.22 Shares
September 1, 1989...........................................  4.41 Shares
December 27, 1989...........................................  1.85 Shares
                                                              -----------
          Total.............................................  8.48 Shares
                                                              ===========

     No activity from December 28, 1989 to July 31, 1998.

8. CONTINGENCIES AND COMMITMENTS

     The Company and its two principal shareholders are parties to a stock retirement agreement which requires the Company, upon the death of any of these shareholders, to purchase his holdings of the Company's Common Stock at a price of $514 per share. The Company has life insurance policies on the lives of the aforementioned shareholders to fund substantially all of such obligation in the event of their death.

     At July 31, 1998, the Company had an unused line of credit with a bank. The line totals $800,000, has an interest rate of prime plus 1.0%, and the principal and interest are due on the first day of each month. No gains or losses were recorded with respect to this transaction.

9. RELATED PARTY TRANSACTION

     In July 1998, the Company redeemed the outstanding shares of one shareholder in exchange for the Company's land and building. No gain or loss was recorded with respect to this transaction.

10. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Condon Brothers, Inc.:

     We have audited the accompanying balance sheets of CONDON BROTHERS, INC. (a Washington corporation) as of July 31, 1998 and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the seven months ended July 31, 1998 and the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONDON BROTHERS, INC. as of July 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the seven months ended July 31, 1998 and for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boise, Idaho
September 30, 1998

                             CONDON BROTHERS, INC.

                                 BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $      488    $    1,096
  Accounts receivable, net of allowance of $28,725 and
    $30,060, respectively...................................     865,758       445,677
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................     127,914        75,987
  Inventory.................................................   1,517,372     1,172,193
  Prepaid expenses..........................................      38,632        40,839
  Shareholder receivable....................................      50,000            --
                                                              ----------    ----------
         Total current assets...............................   2,600,164     1,735,792
                                                              ----------    ----------
PLANT AND EQUIPMENT:
  Machinery and equipment...................................   1,301,153     1,072,916
  Vehicles..................................................     467,587       473,128
  Office furniture and equipment............................      32,933        30,021
                                                              ----------    ----------
                                                               1,801,673     1,576,065
    Less accumulated depreciation...........................     821,772       720,374
                                                              ----------    ----------
    Plant and equipment, net................................     979,901       855,691
                                                              ----------    ----------
OTHER ASSETS:
  Cash surrender value of life insurance....................      35,150        28,338
  Investments -- land.......................................          --        20,800
                                                              ----------    ----------
         Total other assets.................................      35,150        49,138
                                                              ----------    ----------
                                                              $3,615,215    $2,640,621
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $1,013,344    $  847,919
  Deferred compensation.....................................      83,989        82,910
  Due to related party......................................          --        10,000
  Lines of credit...........................................   1,498,407            --
  Current maturities of long-term debt......................     539,385       214,718
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................          --         7,949
                                                              ----------    ----------
         Total current liabilities..........................   3,135,125     1,163,496
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................      55,367       491,307
                                                              ----------    ----------
         Total liabilities..................................   3,190,492     1,654,803
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock, $.05 par value; authorized shares,
    1,000,000; issued and outstanding shares, 580,000.......      29,000        29,000
  Additional paid-in capital................................     118,055        24,155
  Retained earnings.........................................     277,668       932,663
                                                              ----------    ----------
         Total stockholders' equity.........................     424,723       985,818
                                                              ----------    ----------
                                                              $3,615,215    $2,640,621
                                                              ==========    ==========

                       See Notes to Financial Statements.

                             CONDON BROTHERS, INC.

                            STATEMENTS OF OPERATIONS

                                                            SEVEN MONTHS         YEAR ENDED
                                                               ENDED            DECEMBER 31,
                                                              JULY 31,     -----------------------
                                                                1998          1997         1996
                                                            ------------   ----------   ----------
Revenue...................................................   $3,390,320    $4,487,098   $5,516,610
Contract costs............................................    2,222,026     3,370,548    4,115,260
                                                             ----------    ----------   ----------
  Gross profit............................................    1,168,294     1,116,550    1,401,350
General and administrative expenses.......................      699,534       983,116      838,725
                                                             ----------    ----------   ----------
Income from operations....................................      468,760       133,434      562,625
Other income (expense):
  Other revenue, net......................................      109,397        59,729      141,342
  Interest income.........................................          432         1,608           --
  Interest expense........................................      (67,984)      (75,625)     (55,834)
                                                             ----------    ----------   ----------
          Net income......................................   $  510,605    $  119,146   $  648,133
                                                             ==========    ==========   ==========

                       See Notes to Financial Statements.

                             CONDON BROTHERS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                          NUMBER OF             ADDITIONAL
                                           COMMON     COMMON     PAID-IN      RETAINED
                                           SHARES      STOCK     CAPITAL      EARNINGS        TOTAL
                                          ---------   -------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 1995..............   580,000    $29,000    $ 24,155    $   317,786   $   370,941
  Net income............................        --         --          --        648,133       648,133
  Dividends.............................        --         --          --        (43,478)      (43,478)
                                           -------    -------    --------    -----------   -----------
BALANCE, DECEMBER 31, 1996..............   580,000     29,000      24,155        922,441       975,596
  Net income............................        --         --          --        119,146       119,146
  Dividends.............................        --         --          --       (108,924)     (108,924)
                                           -------    -------    --------    -----------   -----------
BALANCE, DECEMBER 31, 1997..............   580,000     29,000      24,155        932,663       985,818
  Net income............................        --         --          --        510,605       510,605
  Dividends.............................        --         --          --     (1,165,600)   (1,165,600)
  Obligation transferred to owners......        --         --      93,900             --        93,900
                                           -------    -------    --------    -----------   -----------
BALANCE, JULY 31, 1998..................   580,000    $29,000    $118,055    $   277,668   $   424,723
                                           =======    =======    ========    ===========   ===========

                       See Notes to Financial Statements.

                             CONDON BROTHERS, INC.

                            STATEMENTS OF CASH FLOWS

                                                              SEVEN MONTHS         YEAR ENDED
                                                                 ENDED            DECEMBER 31,
                                                                JULY 31,     ----------------------
                                                                  1998         1997         1996
                                                              ------------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   510,605    $ 119,146   $  648,133
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................      169,541      184,479      139,772
    Gain from sale of equipment.............................     (110,813)     (60,858)    (120,468)
    Reserve for losses on uncompleted contracts.............           --     (167,107)     167,107
    Other...................................................       15,955       (7,944)     (20,411)
  Change in working capital Items:
    Accounts receivable.....................................     (420,081)     832,378     (954,769)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................      (51,927)     129,249      (86,695)
    Inventory...............................................     (345,179)    (239,276)    (502,304)
    Prepaid expenses........................................        2,207        6,226        2,065
    Accounts payable and accrued expenses...................      280,125      (37,537)     528,659
    Deferred compensation...................................        1,079       (2,500)          --
    Due to related party....................................      (10,000)      (2,788)      (7,961)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................       (7,949)     (62,872)      66,783
                                                              -----------    ---------   ----------
         Net cash provided by (used in) operating
           activities.......................................       33,563      690,596     (140,089)
                                                              -----------    ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (375,627)    (372,987)    (432,024)
  Proceeds from sale of plant and equipment.................      169,922       97,624      126,943
                                                              -----------    ---------   ----------
         Net cash used in investing activities..............     (205,705)    (275,363)    (305,081)
                                                              -----------    ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit.............................    1,600,000      428,425    1,173,106
  Payments on lines of credit...............................     (101,593)    (628,425)    (593,521)
  Payments on long-term debt................................     (111,273)    (105,862)     (90,730)
  Dividends paid............................................   (1,165,600)    (108,924)     (43,478)
  Loan to shareholder.......................................      (50,000)          --           --
                                                              -----------    ---------   ----------
         Net cash provided by (used in) financing
           activities.......................................      171,534     (414,786)     445,377
                                                              -----------    ---------   ----------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......         (608)         447          207
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        1,096          649          442
                                                              -----------    ---------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $       488    $   1,096   $      649
                                                              ===========    =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest..................  $    67,984    $  75,625   $   55,834
                                                              ===========    =========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Refinance of lines of credit and long-term debt...........  $        --    $ 450,000   $       --
                                                              ===========    =========   ==========
  Transfer of accounts payable to related parties...........  $   114,700    $      --   $       --
                                                              ===========    =========   ==========
  Transfer of land to related party.........................  $    20,800    $      --   $       --
                                                              ===========    =========   ==========

                       See Notes to Financial Statements.

                             CONDON BROTHERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Condon Brothers, Inc. (the "Company"), a Washington corporation, is in the business of railroad track construction, maintenance, salvage and related sales primarily in the Pacific Northwest. The majority of construction and maintenance work is performed under fixed price contracts. The duration of the Company's contracts is typically less than one year.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND CONTRACT COST RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of contract cost incurred to date to management's estimated total cost for each contract. Management considers comparison of costs incurred to date to total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to total expected project costs and the anticipated gross profit and are recognized in the period in which determined.

     Revenues from time-and-material contracts are recognized as the work progresses.

     Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance and are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in the Pacific Northwest. As such, the Company's revenues and related accounts receivable are principally from the same geographic region. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice.

INVENTORY

     Inventory consists principally of stored rails, ties and other track materials ("OTM") and parts to be used for contracts or resale and are stated at the lower of cost or market. Market is based on estimated proceeds expected to be obtained upon ultimate sale.

     The Company's principal method of acquiring inventory items is through salvage operations. Items acquired through salvage operations are valued based on costs incurred to acquire the items, including payments to third parties, direct labor and other direct contract costs, and those indirect costs related to contract performance. These costs are netted with any third party payments received for the salvage operations. The Company compares total cost of salvaged materials to market for rails, ties and OTM recovered and adjustments are made if the calculated market value is less than the total salvage cost. In addition, the Company evaluates amounts held in inventory and adjusts for rails, ties and OTM quantities that exceed anticipated usage.

                             CONDON BROTHERS, INC.

     Inventory at July 31, 1998 and December 31, 1997 consisted of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Rails.......................................................  $  962,283    $  536,825
Ties........................................................     154,585       210,932
Other track material........................................     233,938       229,005
                                                              ----------    ----------
          Total rail inventory..............................   1,350,806       976,762
Mining equipment and other items............................     166,566       195,431
                                                              ----------    ----------
          Total Inventory...................................  $1,517,372    $1,172,193
                                                              ==========    ==========

     The Company has salvaged and recorded at cost $166,566 and $195,431 at July 31, 1998 and December 31, 1997, respectively, inventory which is comprised of various mine equipment, small locomotives and other items. The Company believes it will realize amounts recorded upon disposition.

PLANT AND EQUIPMENT

     The Company records plant and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Machinery and equipment.....................................  5 - 10 years
Vehicles....................................................   5 - 7 years
Office furniture and equipment..............................       5 years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from their respective accounts and any gain or loss is reflected in net income.

     Maintenance, repairs and minor replacements are expensed as incurred and were $241,585 for the seven months ended July 31, 1998, $353,428 in 1997 and $256,727 in 1996.

INCOME TAXES

     The Company operates as a sub-chapter S corporation. Accordingly, the income taxes for the earnings of the Company are the responsibility of the owners; therefore, these financial statements do not reflect any current or deferred federal or state income taxes for the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior years' information to the current year's presentation.

                             CONDON BROTHERS, INC.

3. ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Contract receivables........................................  $793,899     $401,698
Contract retainages.........................................    90,061       53,186
Other.......................................................    10,523       20,853
                                                              --------     --------
                                                               894,483      475,737
Less allowance for doubtful accounts........................    28,725       30,060
                                                              --------     --------
                                                              $865,758     $445,677
                                                              ========     ========

     Contract retainages have been billed but are not considered due until contract completion. Such contract retainage is expected to be collected within the following year. Other accounts receivable consist primarily of amounts due from current and former employees.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs incurred on uncompleted contracts.....................  $729,944     $626,543
Estimated earnings..........................................   231,880      129,903
                                                              --------     --------
                                                               961,824      756,446
Less billings to date.......................................   833,910      688,408
                                                              --------     --------
                                                              $127,914     $ 68,038
                                                              ========     ========

     Contracts in process at July 31, 1998 and December 31, 1997 are included in the accompanying balance sheets under the following captions:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $127,914     $75,987
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................        --      (7,949)
                                                              --------     -------
                                                              $127,914     $68,038
                                                              ========     =======

     Provisions for losses on uncompleted contracts are recognized when it is determined that total costs will exceed the allowable contract revenue.

                             CONDON BROTHERS, INC.

5. OPERATING LEASES

     The Company leases from C. B. Enterprises, a related party, the Spokane, Washington yard, which includes a maintenance shop and office building under an agreement expiring on November 1, 1999. Minimum rental commitments under the noncancellable lease agreement are:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $25,000
  1999......................................................   55,000
                                                              -------
                                                              $80,000
                                                              =======

     Total rental expense for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996 for all operating leases amounted to $40,969, $109,989 and $77,086, respectively.

6. LINES OF CREDIT

     At July 31, 1998, the Company had a total of four operating lines of credit with Washington Trust Bank. Interest was payable monthly at the Bank's prime rate plus .75% - 1%. Advances on the operating line were $1,498,407, as of July 31, 1998. The operating lines expire on varying maturities in 1998. At December 31, 1997, the Company had a $300,000 operating line of credit at an interest rate of prime plus .75%. No amounts were outstanding against this line at December 31, 1997. Security for the line is accounts receivable, inventory and equipment.

     In addition to the above operating lines of credit with Washington Trust Bank, two additional lines of credit were issued during the year ended December 31, 1996, for operations. These additional lines allow draws up to $350,000. Advances on the lines were $350,000 as of December 31, 1996. Interest accrues monthly at the Bank's prime rate plus .75%. Security for the lines is accounts receivable, inventory and equipment. These operating lines were repaid during 1997.

7. LONG-TERM DEBT

     Long-term debt at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Note payable to Washington Trust Bank, payable in monthly
  installments of $11,226 including interest at 9% with the
  balance due January 30, 1999. Secured by accounts
  receivable, inventory and equipment.......................  $402,482     $450,000
Note payable to Washington Trust Bank, payable in monthly
  installments of $11,305 including interest at 9.50% and
  matures January 1, 2000. Secured by accounts receivable,
  inventory and equipment...................................   192,270      256,025
                                                              --------     --------
                                                               594,752      706,025
Less current maturities.....................................   539,385      214,718
                                                              --------     --------
                                                              $ 55,367     $491,307
                                                              ========     ========

                             CONDON BROTHERS, INC.

     Aggregate maturities on principal under long-term debt obligations are as follows:

PERIOD ENDING JULY 31,
----------------------
  1999......................................................  $539,385
  2000......................................................    55,367
                                                              --------
                                                              $594,752
                                                              ========

8. RELATED PARTY TRANSACTIONS

     Payments were made to C. B. Enterprises (a partnership), a related party, under an operating lease for the Spokane, Washington yard and buildings. Such payments totaled $35,000 for the seven months ended July 31, 1998 and $60,000 for the years ended December 31, 1997 and 1996. The Company also leases certain equipment to C. B. Enterprises, which is recognized as revenue. Revenue recognized totaled $0 for the seven months ended July 31, 1998 and $12,683 and $8,085 for the years ended December 31, 1997 and 1996. Amounts due to C. B. Enterprises are classified as Due to related party in the Balance Sheets and are zero as of July 31, 1998 and $10,000 as of December 31, 1997, respectively.

     The Company had recorded $114,700 in accounts payable and accrued expenses in the Balance Sheets related to amounts owed for materials recovered during a 1993 salvage operation. Included in this salvage operation was land acquired for $20,800. This asset and liability were transferred to C.B. Enterprises, with the offsetting difference reflected as an increase in additional paid-in capital. The Company's management and counsel have drafted all agreements related to the transfer of the liability and asset. For purposes of the Statements of Cash Flows, these transfers of $114,700 and $20,800, have been treated as a noncash transaction.

     In 1998, the Company loaned, on an interest free basis, $50,000 to a principal stockholder of the Company. The loan is payable on demand and is non-collateralized. It is reflected as Shareholder receivable in the accompanying Balance Sheets.

9. PROFIT SHARING PLAN

     The Company has adopted a profit-sharing plan (the Plan) covering all full time employees with one year of service. Participants become fully vested after six years of service. Contributions to the Plan amounted to $14,000 for the seven months ended July 31, 1998. Contributions made to the Plan for the years ended December 31, 1997 and 1996, were $100,000 and $50,000, respectively.

10. DEFERRED COMPENSATION PAYABLE

     In 1993, the Company and one of its officers entered into a discretionary deferred compensation agreement. The deferred compensation was to be payable to the officer 90 days following the date on which he gives written notification to Condon Brothers, Inc. of his retirement from the Company. During 1995, the Company made the decision to suspend the agreement. During 1998, the Company made the decision to re-initiate the agreement. At July 31, 1998 and December 31, 1997, the Company has a $83,989 and a $82,910 deferred compensation liability, respectively, to the officer which will be paid to him upon his retirement. The amount charged to operations was $10,000 for 1998 and zero for 1997 and 1996.

11. CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company maintains life insurance policies on two officers. The face value of these policies was $300,000 each at July 31, 1998 and December 31, 1997. The cash surrender value on these policies was $35,150 and $28,338 as of July 31, 1998 and December 31, 1997, respectively.

                             CONDON BROTHERS, INC.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments are provided pursuant to the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these items at July 31, 1998 and December 31, 1997, are a reasonable estimate of their fair value due to their short-term and liquid nature.

LONG-TERM DEBT

     The carrying amount of the line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. It is estimated that the fair value of the long-term debt is approximately market. Management estimated the fair value of the long-term debt based on the remaining term to maturity and a comparison of their current interest rates to market rates for similar obligations.

13. CONTINGENCIES

     The Company is engaged in various lawsuits arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material adverse impact on the Company's financial position, operations or liquidity.

     The Company has accrued $120,000 in accounts payable and accrued expenses in the Balance Sheets associated with a 1997 railroad salvage contract. The total amount of the salvage contract was originally $174,000. Due to a reduction in the amount of rail, ties and OTM allowed to be salvaged, the Company is presently in negotiations to have the contract obligation reduced. If the Company is unsuccessful in obtaining a change-order for the contract, an additional cost of $54,000 will be recognized in the financial statements as inventory to the extent the value is supported by comparison to the Company's expected market value.

14. EQUITY

     In 1998, the original shareholders of the Company redistributed a limited number of previously issued shares to various family members.

15. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To H.P. McGinley, Incorporated:

     We have audited the accompanying balance sheets of H.P. MCGINLEY, INCORPORATED (the "Company") (a Pennsylvania corporation) as of July 31, 1998 and December 31, 1997, and the related statements of operations, stockholder's equity and cash flows for the seven months ended July 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H.P. MCGINLEY, INCORPORATED as of July 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the seven months ended July 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Nashville, Tennessee
August 21, 1998

                          H.P. MCGINLEY, INCORPORATED

                                 BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    1,390    $  575,514
  Accounts receivable.......................................   1,148,755       975,707
  Inventory.................................................   1,002,344       893,783
  Prepaid expenses..........................................       4,441         8,083
                                                              ----------    ----------
          Total current assets..............................   2,156,930     2,453,087
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements.....................................      98,982        98,982
  Buildings and improvements................................     231,891       231,891
  Machinery and equipment...................................   1,433,821     1,433,821
  Office furniture and equipment............................      76,805        76,805
  Transportation equipment..................................     678,066       574,578
                                                              ----------    ----------
                                                               2,519,565     2,416,077
  Less accumulated depreciation.............................   1,860,652     1,836,255
                                                              ----------    ----------
          Property, plant and equipment, net................     678,913       579,822
                                                              ----------    ----------
OTHER ASSETS:
  Deferred income taxes.....................................       5,815         6,500
                                                              ----------    ----------
                                                              $2,841,658    $3,039,409
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   78,840    $   79,668
  Demand note payable to stockholder........................     593,922       946,375
  Accrued expenses..........................................      50,783        10,186
  Income taxes payable......................................     169,037       336,100
                                                              ----------    ----------
          Total current liabilities.........................     892,582     1,372,329
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES...............................          --            --
                                                              ----------    ----------
STOCKHOLDER'S EQUITY:
  Common Stock, $1 par value; authorized shares, 10,000;
     issued and outstanding shares, 1,000...................       1,000         1,000
  Retained earnings.........................................   1,948,076     1,666,080
                                                              ----------    ----------
          Total stockholder's equity........................   1,949,076     1,667,080
                                                              ----------    ----------
                                                              $2,841,658    $3,039,409
                                                              ==========    ==========

                       See Notes to Financial Statements.

                          H.P. MCGINLEY, INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                        TEN MONTHS
                                                SEVEN MONTHS ENDED         ENDED            YEAR ENDED
                                                  JULY 31, 1998      DECEMBER 31, 1997   FEBRUARY 28, 1997
                                                ------------------   -----------------   -----------------
Revenue.......................................      $3,931,653          $5,909,679          $4,425,187
Cost of goods sold............................       2,775,459           3,356,518           3,016,827
                                                    ----------          ----------          ----------
  Gross profit................................       1,156,194           2,553,161           1,408,360
Selling, general and
  administrative expenses.....................         650,059           1,834,752           1,294,731
                                                    ----------          ----------          ----------
Income from operations........................         506,135             718,409             113,629
Other income (expense):
  Interest income.............................           7,761              23,054               4,697
  Interest expense............................         (25,000)            (24,832)                 --
                                                    ----------          ----------          ----------
Income before provision for
  income taxes................................         488,896             716,631             118,326
Provision for income taxes....................         206,900             286,100              46,790
                                                    ----------          ----------          ----------
Net income....................................      $  281,996          $  430,531          $   71,536
                                                    ==========          ==========          ==========

                       See Notes to Financial Statements.

                          H.P. MCGINLEY, INCORPORATED

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                            NUMBER OF
                                          COMMON SHARES   COMMON STOCK   RETAINED EARNINGS     TOTAL
                                          -------------   ------------   -----------------   ----------
BALANCE, FEBRUARY 29, 1996..............      1,000          $1,000         $1,164,013       $1,165,013
  Net income............................         --              --             71,536           71,536
                                              -----          ------         ----------       ----------
BALANCE, FEBRUARY 28, 1997..............      1,000           1,000          1,235,549        1,236,549
  Net income............................         --              --            430,531          430,531
                                              -----          ------         ----------       ----------
BALANCE, DECEMBER 31, 1997..............      1,000           1,000          1,666,080        1,667,080
  Net income............................         --              --            281,996          281,996
                                              -----          ------         ----------       ----------
BALANCE, JULY 31, 1998..................      1,000          $1,000         $1,948,076       $1,949,076
                                              =====          ======         ==========       ==========

                       See Notes to Financial Statements.

                          H.P. MCGINLEY, INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                            SEVEN MONTHS    TEN MONTHS        YEAR
                                                               ENDED          ENDED          ENDED
                                                              JULY 31,     DECEMBER 31,   FEBRUARY 28,
                                                                1998           1997           1997
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................    $281,996       $430,531      $  71,536
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation.........................................      24,397         65,323         68,359
     Deferred income taxes................................         685           (500)        (3,210)
     Change in operating assets and liabilities:
       Accounts receivable................................    (173,048)      (637,678)       (19,476)
       Inventory..........................................    (108,561)      (205,203)      (277,170)
       Prepaid expenses...................................       3,642          7,552         31,927
       Accounts payable...................................        (828)       (21,157)        19,225
       Accrued expenses...................................      40,597        (48,156)       (39,262)
       Income taxes payable...............................    (167,063)       286,100         50,000
                                                              --------       --------      ---------
          Net cash used in operating activities...........     (98,183)      (123,188)       (98,071)
                                                              --------       --------      ---------
CASH USED IN INVESTING ACTIVITIES,
  Capital expenditures....................................    (123,488)            --       (174,921)
                                                              --------       --------      ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES,
  Net (repayments) borrowings from stockholder............    (352,453)       689,236            858
                                                              --------       --------      ---------
NET INCREASE (DECREASE) IN CASH...........................    (574,124)       566,048       (272,134)
CASH AND CASH EQUIVALENTS,
  beginning of period.....................................     575,514          9,466        281,600
                                                              --------       --------      ---------
CASH AND CASH EQUIVALENTS,
  end of period...........................................    $  1,390       $575,514      $   9,466
                                                              ========       ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest................    $ 25,000       $ 24,832      $      --
                                                              ========       ========      =========
  Cash paid during the period for income taxes............    $373,278       $     --      $      --
                                                              ========       ========      =========

                       See Notes to Financial Statements.

                          H.P. MCGINLEY, INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     H.P. McGinley, Inc. (the "Company") (a Pennsylvania corporation) operates as a manufacturer of specialty hardwood products, including railroad ties and shipping materials. The Company services customers in Pennsylvania and surrounding states.

2. SIGNIFICANT ACCOUNTING POLICIES

YEAR-END

     In 1997, the Company changed its financial reporting year-end to December
31. These financial statements reflect the results of operations for the seven months ended July 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE AND COST RECOGNITION

     The Company recognizes revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes the raw materials cost and costs of producing the product, including milling and preservative treatment.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in the northeast United States. As such, the Company's accounts receivable are from the same geographic region. In addition, the Company's customers are primarily in the railroad/railroad construction business or the transportation business. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice.

INVENTORY

     Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost (first-in, first-out) or market.

                          H.P. MCGINLEY, INCORPORATED

PROPERTY, PLANT AND EQUIPMENT

     The Company records property, plant and equipment at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Buildings and improvements..................................  15 to 30 years
Machinery and equipment.....................................    5 to 7 years
Office furniture and equipment..............................    5 to 7 years
Transportation equipment....................................    5 to 7 years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in net income. Normal maintenance and repairs are charged to expense as incurred; major renewals or betterments which extend the life or increase the value of assets are capitalized.

INCOME TAXES

     The provision for income taxes is based on earnings reported by the Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, a deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes.

3. INVENTORIES

     The principal components of inventories at July 31, 1998 and December 31, 1997 are as follows:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Raw materials...............................................  $  663,983     $378,814
Finished goods..............................................     338,361      514,969
                                                              ----------     --------
                                                              $1,002,344     $893,783
                                                              ==========     ========

4. EMPLOYEE BENEFIT PLANS

     The Company had a defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits were based primarily on years of service and average annual compensation during the highest five consecutive years. In fiscal 1997, the Company terminated the Plan and distributed vested benefits in accordance with ERISA requirements. The Company made a final contribution to the Plan of $26,377 during the year ended February 28, 1997.

     The Company maintains a defined contribution benefit plan which covers substantially all eligible employees. Contributions to the defined contribution benefit plan during the seven months ended July 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997 amounted to $18,465, $0, and $40,922, respectively.

5. INCOME TAXES

     Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences

                          H.P. MCGINLEY, INCORPORATED
are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     A reconciliation of the United States income tax expense at the statutory corporate rate to the reported income tax expense is as follows:

                                                    SEVEN MONTHS     TEN MONTHS
                                                        ENDED          ENDED        YEAR ENDED
                                                      JULY 31,      DECEMBER 31,   FEBRUARY 28,
                                                        1998            1997           1997
                                                    -------------   ------------   ------------
Tax charge at standard U.S. rate of 34%...........    $166,225        $243,655       $40,231
State taxes, net of Federal benefit...............      40,675          43,194         6,334
Other.............................................          --            (749)          225
                                                      --------        --------       -------
                                                      $206,900        $286,100       $46,790
                                                      ========        ========       =======

     The components of the net deferred income tax asset at July 31, 1998 and December 31, 1997 are as follows:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Non-current asset (liability):
  Inventory.................................................  $10,990      $10,125
  Property, plant and equipment.............................   (5,175)      (3,645)
  Other.....................................................       --           20
                                                              -------      -------
          Total non-current asset...........................  $ 5,815      $ 6,500
                                                              =======      =======

     State income taxes totaling approximately $40,675, $42,915 and $7,019 have been provided for the seven months ended July 31, 1998, the ten months ended December 31, 1997 and the year ended February 28, 1997, respectively.

6. RELATED PARTY TRANSACTIONS

     The Company's stockholder periodically advances funds to the Company. Such advances were noninterest bearing through February 28, 1997. Subsequent to March 1, 1997, the advances bear interest at 9% per annum. The advances are due on demand and repayment is expected as funds become available. Amounts advanced from the stockholder totaled $593,922 and $946,375 as of July 31, 1998 and December 31, 1997, respectively.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is subject to various claims and legal actions incidental to the Company's business. Management is not aware of any claims against the Company which might have a material impact on the Company's results of operations or financial position.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                          H.P. MCGINLEY, INCORPORATED

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these Items are a reasonable estimate of their fair value due to their short-term nature.

9. SIGNIFICANT CUSTOMERS

     A significant portion of the Company's sales were to one unaffiliated customer. Amounts due from this customer represented 42% and 25% of the total accounts receivable at July 31, 1998 and December 31, 1997 and 19% and 14% of sales for the periods then ended. The loss of this customer would have a material effect on the Company's business if this loss was not offset by additional business from other sources.

10. SUBSEQUENT EVENT

     On May 21, 1998, the stockholder of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholder exchanged his stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Kennedy Railroad Builders, Inc.:

     We have audited the accompanying combined balance sheets of KENNEDY RAILROAD BUILDERS, INC. (a Pennsylvania corporation) AND ASSOCIATED COMPANIES (collectively, the "Company") as of July 31, 1998 and December 31, 1997 the related combined statements of operations, stockholders' equity and cash flows for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of KENNEDY RAILROAD BUILDERS, INC. AND ASSOCIATED COMPANIES as of July 31, 1998 and December 31, 1997 and the results of their operations and their cash flows for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
October 16, 1998

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

                            COMBINED BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  226,839    $  170,289
  Accounts receivable, net of allowance of $66,609 and
     $25,000, respectively..................................   1,154,987     1,543,062
  Officer and affiliate notes receivable....................      33,940       102,431
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     240,079       292,611
  Inventory.................................................     853,015       855,723
  Prepaid expenses..........................................      73,308       106,115
  Deferred income taxes.....................................      26,977        10,125
                                                              ----------    ----------
          Total current assets..............................   2,609,145     3,080,356
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Buildings.................................................      51,085       153,910
  Machinery and equipment...................................   2,926,109     2,228,879
  Office furniture and equipment............................     100,455        96,194
  Transportation equipment..................................   1,230,991     1,182,299
  Leasehold improvements....................................      92,717        63,325
                                                              ----------    ----------
                                                               4,401,357     3,724,607
     Less accumulated depreciation..........................   2,238,047     1,952,101
                                                              ----------    ----------
Property, plant and equipment, net..........................   2,163,310     1,772,506
                                                              ----------    ----------
OTHER ASSETS,
  Cash surrender value of officer's life insurance..........      36,871        19,330
                                                              ----------    ----------
                                                              $4,809,326    $4,872,192
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $1,223,124    $1,208,485
  Line of credit............................................   1,078,170       562,705
  Current maturities of long-term debt and capital leases...     369,169       315,324
  Officer notes payable.....................................      22,860        80,000
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      24,217       280,569
  Accrued expenses..........................................     266,191       136,767
  Income taxes payable......................................          --       123,828
                                                              ----------    ----------
          Total current liabilities.........................   2,983,731     2,707,678
Long-term debt and capital leases, net of current
  maturities................................................     954,318       806,466
Deferred income taxes.......................................      24,647        14,580
                                                              ----------    ----------
          Total liabilities.................................   3,962,696     3,528,724
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Contributed capital.......................................      20,000        20,000
  Retained earnings.........................................     826,630     1,323,468
                                                              ----------    ----------
          Total stockholders' equity........................     846,630     1,343,468
                                                              ----------    ----------
                                                              $4,809,326    $4,872,192
                                                              ==========    ==========

                  See Notes to Combined Financial Statements.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                                   SEVEN MONTHS   NINE MONTHS
                                                      ENDED          ENDED       YEAR ENDED
                                                     JULY 31,     DECEMBER 31,   MARCH 31,
                                                       1998           1997          1997
                                                   ------------   ------------   ----------
Revenue..........................................   $5,240,278     $8,295,814    $9,703,996
Contract costs...................................    4,630,579      6,605,074     7,967,579
                                                    ----------     ----------    ----------
     Gross profit................................      609,699      1,690,740     1,736,417
General and administrative expenses..............    1,162,717      1,163,290     1,497,998
                                                    ----------     ----------    ----------
(Loss) income from operations....................     (553,018)       527,450       238,419
Other income (expense):
  Interest income................................       38,374         10,408        13,566
  Interest expense...............................      (41,557)      (113,486)     (108,736)
  Other income...................................       23,462             --            --
                                                    ----------     ----------    ----------
(Loss) income before provision (benefit) for
  income taxes...................................     (532,739)       424,372       143,249
Provision (benefit) for income taxes.............      (53,839)       178,587        65,206
                                                    ----------     ----------    ----------
Net (loss) income................................   $ (478,900)    $  245,785    $   78,043
                                                    ==========     ==========    ==========

                  See Notes to Combined Financial Statements.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          CONTRIBUTED    RETAINED
                                                            CAPITAL      EARNINGS      TOTAL
                                                          -----------   ----------   ----------
BALANCE, MARCH 31, 1996.................................    $19,000     $1,024,640   $1,043,640
  Net income............................................         --         78,043       78,043
  Issuance of equity....................................      1,000             --        1,000
  Dividends.............................................         --        (15,000)     (15,000)
                                                            -------     ----------   ----------
BALANCE, MARCH 31, 1997.................................     20,000      1,087,683    1,107,683
  Net income............................................         --        245,785      245,785
  Dividends.............................................         --        (10,000)     (10,000)
                                                            -------     ----------   ----------
BALANCE, DECEMBER 31, 1997..............................     20,000      1,323,468    1,343,468
  Net loss..............................................         --       (478,900)    (478,900)
  Dividends.............................................         --        (17,938)     (17,938)
                                                            -------     ----------   ----------
BALANCE, JULY 31, 1998..................................    $20,000     $  826,630   $  846,630
                                                            =======     ==========   ==========

                  See Notes to Combined Financial Statements.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                              SEVEN MONTHS    NINE MONTHS
                                                                  ENDED          ENDED       YEAR ENDED
                                                                JULY 31,      DECEMBER 31,    MARCH 31,
                                                                  1998            1997          1997
                                                              -------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................    $(478,900)      $245,785      $  78,043
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation............................................      294,427        397,230        460,577
    Deferred income taxes...................................       (6,785)         6,054         (1,599)
    Loss from sale of equipment.............................           71             --             --
    Allowance for doubtful accounts.........................       41,609             --             --
    Change in operating assets and liabilities:
      Accounts receivable...................................      346,466          6,885       (759,843)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................       52,532         67,775       (261,195)
      Inventory.............................................        2,708       (330,097)       163,460
      Prepaid expenses......................................       32,807        (73,093)        14,092
      Cash value of life insurance..........................      (17,541)            --         (9,937)
      Accounts payable and accrued expenses.................      144,063       (120,396)       712,030
      Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................     (256,352)        52,225        202,873
      Income taxes payable..................................     (123,828)       111,825        (24,793)
      Other.................................................           --        (42,986)       (49,413)
                                                                ---------       --------      ---------
        Net cash provided by operating activities...........       31,277        321,207        524,295
                                                                ---------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment...........................        1,460             --             --
  Proceeds from officer notes receivable....................       68,491         16,661         10,651
  Capital expenditures......................................     (725,681)      (240,058)      (237,369)
                                                                ---------       --------      ---------
        Net cash used in investing activities...............     (655,730)      (223,397)      (226,718)
                                                                ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................     (205,193)      (286,281)      (241,567)
  Long-term borrowings......................................      457,871             --             --
  Line of credit, net.......................................      515,465        312,705       (133,000)
  Notes payable to officers, net............................      (57,140)       (12,088)      (150,234)
  Payment of dividends......................................      (30,000)       (10,000)       (15,000)
  Proceeds from equity issuance.............................           --             --          1,000
                                                                ---------       --------      ---------
        Net cash provided by (used in) financing
          activities........................................      681,003          4,336       (538,801)
                                                                ---------       --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       56,550        102,146       (241,224)
CASH AND CASH EQUIVALENTS, beginning of period..............      170,289         68,143        309,367
                                                                ---------       --------      ---------
CASH AND CASH EQUIVALENTS, end of period....................    $ 226,839       $170,289      $  68,143
                                                                =========       ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................    $  51,817       $113,486      $ 109,075
                                                                =========       ========      =========
    Income taxes............................................    $  17,592       $ 66,869      $  85,766
                                                                =========       ========      =========

NONCASH INVESTING AND FINANCING TRANSACTIONS:

    The Company incurred long-term liabilities for the purchase of equipment totaling $57,170, $323,861 and $527,744 for the seven months ended July 31, 1998, the nine months ended December 31, 1997, and the year ended March 31, 1997, respectively.

                  See Notes to Combined Financial Statements.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

     The accompanying combined financial statements include the accounts of Kennedy Railroad Builders, Inc. ("Kennedy"), Railcorp, Inc. ("Railcorp") and Alpha-Keystone Engineering, Inc. ("Alpha") (collectively, referred to as the "Company"). Each of these companies are subject to common control and are presented on a combined basis.

     The Company operates as a contractor, constructing, repairing and maintaining railroad tracks for private and government customers located throughout the northeastern region of the United States. The work is performed under various forms of contracts, including fixed-fee and time-and-material contracts.

2. SIGNIFICANT ACCOUNTING POLICIES

YEAR-END

     In 1997, the Company changed its financial reporting year-end to December
31. These combined financial statements reflect the results of operations for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997.

COMBINATION POLICIES

     The Company includes the combined accounts of three companies subject to common control. All significant transactions between the three companies are eliminated in combination. Alpha was incorporated in February 1996. The results for Alpha for the period from inception to March 31, 1997 are included in the Company's financial statements for the year ended March 31, 1997.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance and are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in the northeastern region of the United States. As such, the Company's accounts receivable are from the same geographic region. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice.

INVENTORIES

     Inventories, consisting principally of stored materials and parts to be used for contracts, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     The Company records property, plant and equipment at cost. Depreciation is computed using the straight-line and the accelerated methods over the estimated useful life of the asset as follows:

Buildings...................................................       39 years
Machinery and equipment.....................................    3 - 7 years
Office furniture and equipment..............................    5 - 8 years
Leasehold improvements......................................  31 - 39 years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in net income. The cost of maintenance and repair is charged to income as incurred. Significant renewals and betterments are capitalized and depreciated over the assets remaining useful life.

INCOME TAXES

     The provision for income taxes is based on earnings reported by the Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, a deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes.

     Kennedy and Railcorp are both C corporations for federal income tax purposes. Alpha is a S corporation. As a result, the income of the Alpha is not taxed at the corporate level. For purposes of the accompanying financial statements, Alpha has been treated as a C corporation and income taxes have been provided at the statutory rate and recorded using the provisions of SFAS No. 109.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3. ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1998 and December 31,1997 consisted of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Contract receivables........................................  $1,180,568    $1,415,973
Contract retainages.........................................      41,028       152,089
Other.......................................................          --       102,431
                                                              ----------    ----------
                                                               1,221,596     1,670,493
Less allowance for doubtful accounts........................      66,609        25,000
                                                              ----------    ----------
                                                              $1,154,987    $1,645,493
                                                              ==========    ==========

     Contract retainages have been billed but are not due pursuant to contract provisions until contract completion. Such contract retainage is expected to be collected within the following year.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31,1997 are as follows:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Costs incurred on uncompleted contracts.....................  $2,798,847    $2,997,477
Estimated earnings..........................................     835,938     1,267,960
                                                              ----------    ----------
                                                               3,634,785     4,265,437
Less billings, plus retainage...............................   3,418,923     4,253,395
                                                              ----------    ----------
                                                              $  215,862    $   12,042
                                                              ==========    ==========

     Contracts in process are included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $240,079   $292,611
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................   (24,217)  (280,569)
                                                              --------   --------
                                                              $215,862   $ 12,042
                                                              ========   ========

5. LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank. The line of credit includes maximum borrowings totaling $1,300,000. Borrowing under the line of credit shall not exceed 80% of qualified accounts receivable and 50% of inventory. It bears interest at the bank's prime rate (8.5% at July 31, 1998) which is payable due monthly and expires on April 30, 1999. The line of credit is secured by all of Kennedy's assets and is guaranteed by the officers of Kennedy. The outstanding principal totals $971,905 and $562,705 as of July 31, 1998 and December 31, 1997, respectively.

     The company has an additional line of credit agreement with the bank. The line of credit includes maximum borrowings totaling $106,265. It bears interest at the bank's prime rate (8.5% at July 31, 1998) which is payable monthly and expires four months after origination. The line of credit is secured by Kennedy's inventory and accounts receivable. The outstanding principle totals $106,265 as of July 31, 1998.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6. LONG-TERM DEBT

     Long-term debt at July 31, 1998 and December 31, 1997 consisted of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Note payable to a bank, interest at 8.25%, payable in
  monthly installments of $418, maturing August 2007,
  secured by real property..................................  $   31,944    $   33,449
Mortgage note payable to Alliance Benefit Group, interest at
  9.00%, payable in monthly installments of $878 with a
  balloon payment due July 1999, secured by real property...          --       108,605
Equipment notes payable, principal and interest at rates
  from 4.8% to 15.48%, payable monthly, maturing from
  January 1998 to October 2003, secured by equipment........   1,291,543       979,736
                                                              ----------    ----------
                                                               1,323,487     1,121,790
Less current maturities.....................................     369,169       315,324
                                                              ----------    ----------
                                                              $  954,318    $  806,466
                                                              ==========    ==========

     Aggregate principal payments as of July 31, 1998 on long-term debt (excluding the line of credit) are scheduled as follows:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $  169,657
  1999......................................................     349,275
  2000......................................................     308,022
  2001......................................................     235,438
  2002......................................................     194,410
  Thereafter................................................      66,685
                                                              ----------
                                                              $1,323,487
                                                              ==========

7. PROFIT SHARING PLAN

     The Company maintains a 401(k) plan that allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute a portion of their compensation, and the Company matches up to 2.00% percent of the employees qualified wages. In addition, the Company can make additional discretionary contributions. Company contributions to the plan were $18,098, $27,788 and $52,420, for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

8. INCOME TAXES

     In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the United States statutory corporate rate to the effective tax rate is as follows:

                                                    SEVEN MONTHS   NINE MONTHS
                                                       ENDED          ENDED       YEAR ENDED
                                                      JULY 31,     DECEMBER 31,   MARCH 31,
                                                        1998           1997          1997
                                                    ------------   ------------   ----------
Tax charge (benefit) at standard U.S. rate of
  34%.............................................   $(181,131)      $144,286      $48,705
State taxes.......................................       5,886         27,852        9,454
Life insurance premiums...........................       3,712          6,075        6,485
Valuation allowance against deferred tax asset....     117,694             --           --
Other.............................................          --            374          562
                                                     ---------       --------      -------
                                                     $ (53,839)      $178,587      $65,206
                                                     =========       ========      =======

     The components of the net deferred income tax asset (liability) at July 31, 1998 and December 31, 1997 are as follows:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Current Asset:
  Accounts receivable valuation.............................  $26,977      $10,125
                                                              -------      -------
          Total current asset...............................   26,977       10,125
                                                              -------      -------
Non-current liability:
  Tax over book depreciation................................  (24,647)     (14,580)
                                                              -------      -------
          Total non-current liability.......................  (24,647)     (14,580)
                                                              -------      -------
Net deferred tax asset (liability)..........................  $ 2,300      $(4,455)
                                                              =======      =======

     The Company has provided state income taxes totaling $8,918, $29,421 and $10,465 for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

9. RELATED PARTY TRANSACTIONS

     Payments were made to certain shareholders of the Company under operating leases for office facilities and a storage area. Such payments totaled $13,847, $29,128 and $36,552 for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

     The Company has notes receivable from officers of Kennedy. Monthly payments of $500 and $508 include principal and interest at 6%. The notes receivable are unsecured.

     The Company has a note payable to a shareholder in the amount of $22,860 and $80,000, as of July 31, 1998 and December 31, 1997. The note is unsecured and bears interest at 9%.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and equipment under agreements expiring at various dates through the year 1999, including leases with certain shareholders of the Company. Remaining minimum rental commitments under these noncancellable lease agreements in effect at July 31, 1998 are as follows:

                                                                                 THIRD
                 PERIOD ENDING DECEMBER 31,                   SHAREHOLDERS      PARTIES
                 --------------------------                   ------------      -------
  1998......................................................     $9,891         $3,270
  1999......................................................      5,934          3,270

     Rental expense including leases with certain shareholders of the Company and cancelable leases totaled $80,714, $416,012 and $344,277 for the seven months ended July 31, 1998, the nine months ended December 31, 1997 and the year ended March 31, 1997, respectively.

LITIGATION

     The Company is subject to various claims and legal actions incidental to the Company's business. Management is not aware of any claims against the Company which might have a material impact on the Company's results of operations or financial position.

11. SHAREHOLDERS' EQUITY

     The combined contributed capital of the Company at July 31, 1998 and December 31, 1997 is as follows:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Kennedy -- Common Stock, par value $1 per share; authorized
  1,000,000 shares, issued and outstanding 18,000 shares....  $18,000      $18,000
Railcorp -- Common Stock, par value $1 per share; authorized
  10,000 shares, issued and outstanding 1,000 shares........    1,000        1,000
Alpha -- Common Stock, par value $.02 per share; authorized
  100,000 shares, issued and outstanding 50,000 shares......    1,000        1,000
                                                              -------      -------
                                                              $20,000      $20,000
                                                              =======      =======

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

                        KENNEDY RAILROAD BUILDERS, INC.
                            AND ASSOCIATED COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

LONG-TERM DEBT

     The carrying amount of the line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. The carrying value of other loans relating to real estate, vehicles and equipment approximate fair value as the interest rates are comparable to current market rates.

13. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merit Railroad Contractors, Inc.:

     We have audited the accompanying balance sheets of MERIT RAILROAD CONTRACTORS, INC. (a Missouri corporation) as of July 31, 1998 and December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the seven months ended July 31, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MERIT RAILROAD CONTRACTORS, INC. as of July 31, 1998 and December 31, 1997, the results of its operations and its cash flows for the seven months ended July 31, 1998 and for each of the two years in the period ended December 31, 1997 and in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

St. Louis, Missouri
September 22, 1998

                        MERIT RAILROAD CONTRACTORS, INC.

                                 BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    9,005    $   35,313
  Accounts receivable, net of allowance of $75,317..........   1,890,468       930,307
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     308,749        38,638
  Other receivables.........................................          --            --
  Inventories...............................................     428,284       312,392
  Prepaid expenses..........................................          --        17,130
  Other assets..............................................      15,393            --
                                                              ----------    ----------
          Total current assets..............................   2,651,899     1,333,780
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Machinery and equipment...................................   1,003,092       985,419
  Automobiles and trucks....................................     705,934       619,928
  Office furniture and equipment............................     130,670       126,446
  Leasehold improvements....................................      54,244        54,244
                                                              ----------    ----------
                                                               1,893,940     1,786,037
  Less accumulated depreciation.............................   1,129,311     1,064,361
                                                              ----------    ----------
          Property and equipment, net.......................     764,629       721,676
                                                              ----------    ----------
                                                              $3,416,528    $2,055,456
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  973,383    $  210,222
  Current maturities of long-term debt......................      40,800        78,125
  Revolving line of credit..................................     450,000       300,000
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     308,749       162,559
  Accrued expenses..........................................     248,701       165,057
  Payable to affiliate......................................      58,169        58,169
                                                              ----------    ----------
          Total current liabilities.........................   2,079,802       974,132
                                                              ----------    ----------
LONG-TERM DEBT, net of current maturities...................     183,667       138,373
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES...............................          --            --
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value; authorized shares, 30,000;
     issued and outstanding shares, 1,000...................       1,000         1,000
  Additional paid-in capital................................      99,000        99,000
  Retained earnings.........................................   1,053,059       842,951
                                                              ----------    ----------
          Total stockholders' equity........................   1,153,059       942,951
                                                              ----------    ----------
                                                              $3,416,528    $2,055,456
                                                              ==========    ==========

                       See Notes to Financial Statements.

                        MERIT RAILROAD CONTRACTORS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED
                                                            SEVEN MONTHS         DECEMBER 31,
                                                           ENDED JULY 31,   -----------------------
                                                                1998           1997         1996
                                                           --------------   ----------   ----------
Revenue..................................................    $5,279,397     $6,949,859   $9,931,173
Contract costs...........................................     4,239,726      6,202,588    8,160,424
                                                             ----------     ----------   ----------
Gross profit.............................................     1,039,671        747,271    1,770,749
General and administrative expenses......................       785,768        970,941    1,126,280
                                                             ----------     ----------   ----------
Income (loss) from operations............................       253,903       (223,670)     644,469
Other income (expense)
  Interest income........................................            --            416        8,806
  Interest expense.......................................       (31,334)       (40,972)     (17,371)
  Other, net.............................................       (12,461)      (121,865)      17,264
                                                             ----------     ----------   ----------
Net income (loss)........................................    $  210,108     $ (386,091)  $  653,168
                                                             ==========     ==========   ==========

                       See Notes to Financial Statements.

                        MERIT RAILROAD CONTRACTORS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              NUMBER
                                                OF
                                              COMMON   COMMON    PAID-IN    RETAINED
                                              SHARES    STOCK    CAPITAL    EARNINGS      TOTAL
                                              ------   -------   -------   ----------   ----------
BALANCE, DECEMBER 31, 1995..................  1,000    $1,000    $99,000   $  944,671   $1,044,671
  Dividends paid............................     --        --         --     (263,302)    (263,302)
  Net income................................     --        --         --      653,168      653,168
                                              -----    ------    -------   ----------   ----------
BALANCE, DECEMBER 31, 1996..................  1,000     1,000     99,000    1,334,537    1,434,537
  Dividends paid............................     --        --         --     (105,495)    (105,495)
  Net loss..................................     --        --         --     (386,091)    (386,091)
                                              -----    ------    -------   ----------   ----------
BALANCE, DECEMBER 31, 1997..................  1,000     1,000     99,000      842,951      942,951
  Net income................................     --        --         --      210,108      210,108
                                              -----    ------    -------   ----------   ----------
BALANCE, JULY 31, 1998......................  1,000    $1,000    $99,000   $1,053,059   $1,153,059
                                              =====    ======    =======   ==========   ==========

                       See Notes to Financial Statements.

                        MERIT RAILROAD CONTRACTORS, INC.

                            STATEMENTS OF CASH FLOWS

                                                             SEVEN MONTHS        YEAR ENDED
                                                                ENDED       ---------------------
                                                                 1998         1997        1996
                                                             ------------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................   $ 210,108     $(386,091)  $ 653,168
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................     124,812       194,915     199,096
     Loss (gain) from sale of equipment....................          --        14,865     (12,181)
     Change in operating assets:
       Accounts receivable, net............................    (960,161)      480,367     247,728
       Costs and estimated earnings in excess of billings
          on uncompleted contracts.........................    (270,111)      242,212    (263,696)
       Other receivables...................................          --        97,500       5,000
       Inventory...........................................    (115,892)     (112,392)    132,455
       Prepaid expenses....................................      17,130         1,870      31,130
       Accounts payable....................................     763,161      (408,474)   (215,773)
       Billings in excess of costs and estimated earnings
          on uncompleted contracts.........................     146,190        32,449    (578,630)
       Accrued expenses....................................      83,644       (97,883)     49,549
       Other assets........................................     (15,393)           --          --
                                                              ---------     ---------   ---------
          Net cash (used in) provided by operating
            activities.....................................     (16,512)       59,338     247,846
                                                              ---------     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment.............          --        10,052       3,300
  Capital expenditures.....................................     (97,349)     (244,459)   (234,413)
  Proceeds from repayment of affiliate loans...............          --            --      39,327
                                                              ---------     ---------   ---------
          Net cash used in investing activities............     (97,349)     (234,407)   (191,786)
                                                              ---------     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt.....................      87,553      (105,397)   (126,725)
  Borrowings under line of credit..........................          --       300,000          --
  Payable to affiliate.....................................          --            --      58,169
  Dividends paid...........................................          --      (105,495)   (263,302)
                                                              ---------     ---------   ---------
          Net cash provided by (used in) financing
            activities.....................................      87,553        89,108    (331,858)
                                                              ---------     ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................     (26,308)      (85,961)   (275,798)
CASH AND CASH EQUIVALENTS, beginning of period.............      35,313       121,274     397,072
                                                              ---------     ---------   ---------
CASH AND CASH EQUIVALENTS, end of period...................   $   9,005     $  35,313   $ 121,274
                                                              =========     =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest..............................................   $  27,695     $  40,972   $  17,371
                                                              =========     =========   =========
  Noncash transactions:
     Purchase of property and equipment under long-term
       debt................................................   $  60,250     $ 130,385   $  87,093
                                                              =========     =========   =========

                       See Notes to Financial Statements.

                        MERIT RAILROAD CONTRACTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Merit Railroad Contractors, Inc. (the "Company"), a Missouri corporation operates as a construction contractor, constructing, repairing and maintaining railroad tracks for private and government customers located throughout Illinois, Kentucky, Missouri, Tennessee and Wisconsin. The work is performed under various forms of contracts, including fixed-fee, unit-price and time-and-material contracts. The length of the contracts vary, but is typically less than one year.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized as the work is performed.

     Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance and are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

CASH AND CASH EQUIVALENTS

     The Company considers cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in Illinois, Kentucky, Missouri, Tennessee and Wisconsin. As such, the Company's accounts receivable are from the same geographic region. The Company's customers are not concentrated in any specific industry group. Although the Company limits its credit risk by exercising lien rights when available, terms of the majority of sales give rise to unsecured accounts receivable, as is common industry practice.

     During the periods ended July 31, 1998, December 31, 1997 and 1996, one customer accounted for 13% of revenue, one customer accounted for 11% of revenue and one customer accounted for 37% of revenue, respectively.

                        MERIT RAILROAD CONTRACTORS, INC.

INVENTORIES

     Inventories, consisting principally of stored materials and parts to be used for contracts, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     The Company records property and equipment at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Machinery and equipment................................  5-7 years
Automobiles and trucks.................................  5 years
Office furniture and equipment.........................  5-7 years
Leasehold improvements.................................  Lesser of 5 years or lease terms

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in other income.

ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

OTHER INCOME (EXPENSE)

     Other income (expense) includes gain and loss on disposition of property and equipment, sale of scrap and other miscellaneous income and expense, all of which are not directly related to the Company's primary business. During 1997, the Company incurred $107,000 of costs related to the movement of inventory and equipment from an old location to a new location.

INCOME TAXES

     The Company operates as a sub-chapter S corporation. Accordingly, the income taxes are the responsibility of the owners; and the accompanying financial statements do not reflect any federal or state income taxes for the Company.

     The Company uses different methods of accounting for tax and financial reporting. The primary difference relates to the use of the accrual basis for financial reporting and the cash basis for tax reporting.

                        MERIT RAILROAD CONTRACTORS, INC.

3. ACCOUNTS RECEIVABLE

     Accounts receivable at July 31, 1998 and December 31, 1997 consisted of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Contract receivables........................................  $1,887,702    $  919,270
Contract retainage..........................................      78,083        86,354
                                                              ----------    ----------
                                                               1,965,785     1,005,624
Less allowance for doubtful accounts........................      75,317        75,317
                                                              ----------    ----------
                                                              $1,890,468    $  930,307
                                                              ==========    ==========

     Contract retainage have been billed but are not due pursuant to contract provisions until contract completion. Such contract retainage is expected to be collected within the following year.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997, is as follows:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Costs incurred on uncompleted contracts.....................  $2,558,171    $1,383,021
Estimated earnings..........................................     686,360       203,021
                                                              ----------    ----------
                                                               3,244,531     1,586,042
Less billings to date.......................................   3,244,531     1,709,963
                                                              ----------    ----------
                                                              $       --    $ (123,921)
                                                              ==========    ==========

     Contracts in process are included in the accompanying balance sheets under the following captions:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $308,749    $  38,638
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................  (308,749)    (162,559)
                                                              --------    ---------
                                                              $     --    $(123,921)
                                                              ========    =========

                        MERIT RAILROAD CONTRACTORS, INC.

5. OPERATING LEASES

     The Company leases office space and a storage yard under an agreement expiring in June 2001. Minimum rental commitments under this noncancelable lease agreement in effect at July 31, 1998, are:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $ 49,200
  1999......................................................    49,200
  2000......................................................    49,200
  2001......................................................    20,500
  2002......................................................
  Thereafter................................................
                                                              --------
                                                              $168,100
                                                              ========

     Total rental expense for 1998, 1997 and 1996 for all operating leases amounted to $39,600, $68,000 and $60,700, respectively.

6. LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank. The line of credit has a maximum borrowing limit of $450,000 and is payable on demand. It bears interest at prime plus 1% which is due monthly. The outstanding principle was $450,000 and $300,000 at July 31, 1998 and December 31, 1997, respectively. The line is collateralized by accounts receivable, property and equipment, and personal guarantees of certain stockholders.

7. LONG-TERM DEBT

     Long-term debt at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Notes payable to banks and equipment
  Company; interest varying from 7.5% to
  11.75%, per annum; payable in monthly
  installments, maturities ranging from July
  1997 through August 2002..................................  $224,467     $216,498
Less current maturities.....................................    40,800       78,125
                                                              --------     --------
                                                              $183,667     $138,373
                                                              ========     ========

     Several of the notes payable bear interest at prime plus 1%.

     The notes payable are collateralized by accounts receivable and property and equipment.

     Aggregate principal payments as of July 31, 1998 on long-term debt are scheduled as follows:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $ 40,800
  1999......................................................   100,316
  2000......................................................    62,632
  2001......................................................    18,283
  2002......................................................     2,436
                                                              --------
                                                              $224,467
                                                              ========

                        MERIT RAILROAD CONTRACTORS, INC.

8. PROFIT SHARING PLAN

     The Company maintains a 401(k) Salary Deferral Plan (the "401(k) Plan") that allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute up to a maximum of 15 percent of employee compensation or limitations established pursuant to the Internal Revenue Code. The Company's contribution to the 401(k) Plan is discretionary and determined annually by the Board of Directors. The Company made no contributions to the 401(k) plan for the seven months ended July 31, 1998 and for the years ended December 31, 1997 and 1996.

     The Company also maintains a Money Purchase Plan whereby mandatory contributions are made by the Company. The Company makes contributions to this Plan based on 5% of employee eligible compensation. The Company contributed $17,500 to the Money Purchase Plan for the seven months ended July 31, 1998. The Company contributed $32,500 and $33,700 to the Money Purchase Plan for the years ended December 31, 1997 and 1996, respectively.

9. RELATED PARTY TRANSACTIONS

     The Company's office and storage yard are leased from an affiliated Company under a five year lease that expires in June 2001, with monthly payments of $4,100. In addition to the minimum rent, the Company is required to pay a percentage rent amount equal to 1% of gross receipts in excess of $6,100,000. The amount of rent charged to operations was, $57,900 , $57,200 and $58,700 for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996 and, respectively. The Company also leases certain equipment from another affiliated entity on a month-to-month basis and was charged $124,500, $181,500 and $89,800 during 1998, 1997 and 1996, respectively.

     The payable to affiliate arose in 1996 and is payable on demand. No interest is due on the note.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Company is engaged in various lawsuits arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate outcome of these lawsuits will not have a material adverse impact on the Company's financial position or results of operations.

CONTINGENCY

     The Company completed a contract during 1995, on which a dispute arose with a subcontractor to the job. The subcontractor has indicated additional charges are due as a result of work performed over the amounts due under its original contract with the Company. Specifically, the subcontractor alleges the engineering firm contracted by the Company's customer grossly underestimated the amount of excavation work required at the job site. Although no evaluation of the threatened litigation can be determined at this time, management believes the Company's exposure for monetary damages should be minimal due to the fact that the subcontractor's claims are essentially against the Company's customer and the customer's engineering firm. At December 31, 1997, the Company was owed $81,000 from its customer that is being withheld pending resolution of the dispute and owed its subcontractor $38,053 in connection with the original contract terms. An allowance of $40,000 has been specifically provided for the potential uncollectibility of amounts due from the customer.

                        MERIT RAILROAD CONTRACTORS, INC.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature.

     The carrying amount of the line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. The carrying amount of long-term debt approximates fair value.

12. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Midwest Construction Services, Inc.:

     We have audited the accompanying balance sheets of MIDWEST CONSTRUCTION SERVICES, INC. ("the Company") (an Indiana corporation), as of July 31, 1998 and December 31, 1997, and the related statements of operations and retained earnings and cash flows for the seven months ended July 31, 1998 and for the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIDWEST CONSTRUCTION SERVICES, INC. as of July 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the seven months ended July 31, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Nashville, Tennessee
September 29, 1998

                      MIDWEST CONSTRUCTION SERVICES, INC.

                                 BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   12,575    $  260,631
  Accounts receivable -- net of allowance of $12,623 and
    $12,623, respectively...................................   1,897,589       999,168
  Other receivables.........................................          --           896
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       7,213        17,571
  Inventory.................................................     628,450       637,367
  Prepaid expenses..........................................     147,782        45,486
                                                              ----------    ----------
         Total current assets...............................   2,693,609     1,961,119
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Autos and trucks..........................................     680,003       723,803
  Construction equipment....................................   1,659,542     1,650,838
  Office equipment..........................................     102,547       101,712
  Leasehold improvements....................................      26,131        26,131
                                                              ----------    ----------
                                                               2,468,223     2,502,484
  Less accumulated depreciation.............................   1,850,577     1,738,885
                                                              ----------    ----------
         Property and equipment, net........................     617,646       763,599
                                                              ----------    ----------
                                                              $3,311,255    $2,724,718
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable.............................................  $  722,259    $  354,066
  Notes payable -- stockholders.............................       4,213         3,389
  Distribution payable......................................     250,000            --
  Accounts payable..........................................     586,557       248,069
  Other accrued expenses....................................     104,230       208,051
  Accrued salaries..........................................      78,807        35,531
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................      39,761        81,957
                                                              ----------    ----------
         Total current liabilities..........................   1,785,827       931,063
                                                              ----------    ----------
LONG-TERM LIABILITIES:
  Notes payable.............................................          --        24,665
  Notes payable -- stockholders.............................      26,688        37,436
                                                              ----------    ----------
         Total long-term liabilities........................      26,688        62,101
                                                              ----------    ----------
         Total liabilities..................................   1,812,515       993,164
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock, no par value, 1,000 shares authorized,
    issued and outstanding..................................      10,000        10,000
  Retained earnings.........................................   1,488,740     1,721,554
                                                              ----------    ----------
         Total stockholders' equity.........................   1,498,740     1,731,554
                                                              ----------    ----------
                                                              $3,311,255    $2,724,718
                                                              ==========    ==========

                       See Notes to Financial Statements.

                      MIDWEST CONSTRUCTION SERVICES, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                                  YEAR ENDED
                                                           SEVEN MONTHS          DECEMBER 31,
                                                          ENDED JULY 31,   ------------------------
                                                               1998           1997         1996
                                                          --------------   ----------   -----------
Revenue.................................................    $6,001,993     $9,675,673   $10,842,457
Cost of revenue.........................................     5,178,675      8,636,800     9,338,686
                                                            ----------     ----------   -----------
Gross profit............................................       823,318      1,038,873     1,503,771
General and administrative expenses.....................       356,470        644,871       649,368
                                                            ----------     ----------   -----------
Income from operations..................................       466,848        394,002       854,403
Other income............................................        28,348         38,801        38,909
                                                            ----------     ----------   -----------
Net income..............................................       495,196        432,803       893,312
Retained earnings:
  Beginning of period...................................     1,721,554      1,983,852     1,090,540
  Less -- dividend distributions........................       728,010        695,101            --
                                                            ----------     ----------   -----------
  End of period.........................................    $1,488,740     $1,721,554   $ 1,983,852
                                                            ==========     ==========   ===========

                       See Notes to Financial Statements.

                      MIDWEST CONSTRUCTION SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED
                                                           SEVEN MONTHS          DECEMBER 31,
                                                          ENDED JULY 31,   ------------------------
                                                               1998           1997          1996
                                                          --------------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $  495,196     $   432,803   $  893,312
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation.......................................       175,360         317,538      316,434
     Gain on sale of assets.............................       (25,323)        (15,235)     (20,230)
     Change in operating assets and liabilities:
       Accounts receivable, net.........................      (898,421)         16,561      390,776
       Other receivables................................           896            (896)          --
       Costs and estimated earnings in excess of
          billings on uncompleted contracts.............        10,358         (17,571)     303,051
       Inventory........................................         8,917         (10,803)     (83,786)
       Prepaid expenses.................................      (102,296)         14,926       19,257
       Accounts payable.................................       338,488          56,495     (268,563)
       Other accrued expenses...........................      (103,821)         98,383      (34,554)
       Accrued salaries.................................        43,276         (31,022)      15,922
       Billings in excess of costs and estimated
          earnings on uncompleted contracts.............       (42,196)         81,957           --
                                                            ----------     -----------   ----------
          Net cash (used in) provided by operating
            activities..................................       (99,566)        943,136    1,531,619
                                                            ----------     -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment.................................       (44,082)       (117,161)    (385,683)
  Proceeds from sale of assets..........................        40,000          18,250       27,790
                                                            ----------     -----------   ----------
          Net cash used in investing activities.........        (4,082)        (98,911)    (357,893)
                                                            ----------     -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowing from notes payable...............     1,092,719       1,301,390      797,311
  Reduction of principal of notes payable...............      (749,191)     (1,125,628)    (880,483)
  Dividend distribution.................................      (478,012)       (695,101)          --
  Additional borrowing from notes payable,
     stockholder........................................            --              --       16,368
  Reduction of principal of notes payable,
     stockholder........................................        (9,924)       (438,159)    (764,696)
                                                            ----------     -----------   ----------
          Net cash used in financing activities.........      (144,408)       (957,498)    (831,500)
                                                            ----------     -----------   ----------
NET (DECREASE) INCREASE IN CASH.........................      (248,056)       (113,273)     342,226
CASH AND CASH EQUIVALENTS, beginning of period..........       260,631         373,904       31,678
                                                            ----------     -----------   ----------
CASH AND CASH EQUIVALENTS, end of period................    $   12,575     $   260,631   $  373,904
                                                            ==========     ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest................................    $   22,538     $    23,733   $   88,344
                                                            ==========     ===========   ==========

                       See Notes to Financial Statements.

                      MIDWEST CONSTRUCTION SERVICES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Midwest Construction Services, Inc. (the "Company") operates as a construction contractor, constructing, repairing and maintaining railroad tracks primarily to steel processors throughout Northwest Indiana. The work is performed under various forms of contracts, including fixed-fee and time-and-material contracts.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-price construction contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized as the work is performed.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, as reported on the accompanying balance sheets and statements of cash flows, includes all amounts in non-interest-bearing checking accounts and interest-bearing money market accounts.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates primarily in Northwest Indiana and primarily serves the steel industry. As such, the Company's accounts receivable are from the same geographic region. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice. The Company is dependent on the steel industry and the economic trends that affect the steel industry.

INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Market is based on estimated net realizable value.

                      MIDWEST CONSTRUCTION SERVICES, INC.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line and the accelerated method over the estimated useful life of the asset as follows:

Autos and trucks............................................  5 years
Construction equipment......................................  5-7 years
Office equipment............................................  3-10 years
Leasehold improvements......................................  39 years

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income. Maintenance and repairs are charged to income as incurred; significant renewals and betterments are capitalized.

INCOME TAXES

     Effective April 1, 1991, the Company has elected to be taxed as an "S" Corporation under the provision of Subchapter "S" of the Internal Revenue Code. As such, the Corporation pays no income tax, and revenue and expenses pass through to the shareholders who pay income taxes on the earnings at their respective tax rates. Therefore, these financial statements do not reflect any federal or state income taxes for the Company.

3. ACCOUNTS RECEIVABLE

     Accounts receivable July 31, 1998 and December 31, 1997, consisted of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Billed receivables..........................................  $1,813,861    $  834,840
Unbilled receivables........................................      96,351       176,951
                                                              ----------    ----------
                                                               1,910,212     1,011,791
Less allowance for uncollectible accounts...................      12,623        12,623
                                                              ----------    ----------
                                                              $1,897,589    $  999,168
                                                              ==========    ==========

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997, are as follows:

                                                              JULY 31,    DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Costs incurred on uncompleted contracts.....................  $  73,161    $ 262,907
Estimated earnings..........................................     10,124       32,619
                                                              ---------    ---------
                                                                 83,285      295,526
Less billings to date.......................................   (115,833)    (359,912)
                                                              ---------    ---------
                                                              $ (32,548)   $ (64,386)
                                                              =========    =========

                      MIDWEST CONSTRUCTION SERVICES, INC.

     Contracts in process are included in accompanying balance sheets under the following captions:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  7,213     $ 17,571
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (39,761)     (81,957)
                                                              --------     --------
                                                              $(32,548)    $(64,386)
                                                              ========     ========

5. NOTES PAYABLE

     Notes payable at July 31, 1998 and December 31, 1997, consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
National City Bank, $750,000 revolving line of credit,
  interest at bank's base rate, due August 1998, secured by
  accounts receivable, inventory and general intangibles and
  stockholders' guarantee...................................  $535,000     $325,000
National City Bank, 7.9%, monthly payments of $1,986
  including interest, due January 2000, secured by four
  vehicles..................................................        --       45,636
A.I. Credit Corp., 7.06%, monthly payments of $24,031
  including interest, due April 1999........................   187,259        8,095
                                                              --------     --------
          Total notes payable...............................   722,259      378,731
Less current portion........................................   722,259      354,066
                                                              --------     --------
                                                              $     --     $ 24,665
                                                              ========     ========

     Aggregate principal payments as of July 31, 1998, on the notes payable are scheduled as follows:

PERIOD ENDING JULY 31,
----------------------
  1998......................................................  $535,000
  1999......................................................   187,259
                                                              --------
                                                              $722,259
                                                              ========

6. NOTES PAYABLE, STOCKHOLDERS

     Notes payable, stockholders at July 31, 1998 and December 31, 1997 consisted of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Stockholder, 8%, monthly payments of $385 including
  interest, balloon payment due January 2001, secured by
  inventory, chattel paper, accounts receivable, equipment
  and general intangibles...................................  $30,901      $40,825
Less current portion........................................    4,213        3,389
                                                              -------      -------
                                                              $26,688      $37,436
                                                              =======      =======

                      MIDWEST CONSTRUCTION SERVICES, INC.

     Aggregate principal payments as of July 31, 1998, on the notes payable to stockholders are scheduled as follows:

PERIOD ENDING JULY 31,
----------------------
  1999......................................................  $ 4,213
  2000......................................................    4,563
  2001......................................................    4,941
  2002......................................................    4,298
  2003......................................................      917
  Thereafter................................................   11,969
                                                              -------
                                                              $30,901
                                                              =======

7. OPERATING LEASES

     The Company leases its office facility on a month-to-month basis. Monthly rent was $1,200 until June 30, 1998, thereafter the rent increased to $1,400 monthly. Rent expense for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996, amounted to $8,600, $14,400, and $14,400, respectively. Management expects the future minimum lease obligation for the lease for its office facility to be $20,640, annually.

     The Company leases two vehicles under an operating lease. Total monthly lease payments are $1,197. The down payment of $12,600 for both vehicles is being amortized over the terms of the leases. The leases are for two years and expire in May, 1999. The vehicle lease payments for the seven months ended July 31, 1998 and the year ended December 31, 1997 were $12,053 and $15,506. The prepaid lease expense for the period ended July 31, 1998 and December 31, 1997 was $5,425 and $9,100, respectively. The expected minimum lease payments and amortization of the down payment for the remainder of the leases are as follows:

PERIOD ENDING DECEMBER 31,
--------------------------
  1998......................................................  $8,611
  1999......................................................   8,610

8. MAJOR CUSTOMERS

     The Company had two major customers for the seven months ended July 31, 1998 and the year ended December 31, 1997, each having sales exceeding 10% of total sales. Sales to these customers as a percentage of total revenues for the seven months ended July 31, 1998 and the year ended December 31, 1997, are as follows:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
USX Corp....................................................    38.28%       46.4%
Bethlehem Steel.............................................    41.59        37.9
All other customers.........................................    20.13        15.7
                                                               ------       -----
          Total.............................................    100.0%      100.0%
                                                               ======       =====

                      MIDWEST CONSTRUCTION SERVICES, INC.

9. MAINTENANCE AGREEMENTS

     The Company is currently operating under the following open purchase orders or maintenance contracts:

                                      EXPIRATION
CUSTOMER                                 DATE      DESCRIPTION
--------                              ----------   -----------
NIPSCO -- Schafer Generating Station   12-31-99    Cost-plus; supervision, labor and
                                                   equipment for railroad track
                                                   maintenance
NIPSCO -- Michigan City Generating     12-31-99    Cost-plus; labor, material and
  Station                                          equipment to perform repairs to
                                                   railroad tracks and switches
NIPSCO -- Mitchell Generating          12-31-99    Cost-plus; supervision and labor to
  Station                                          replace rails, ties and ballast as
                                                   needed on plant railroad tracks
NIPSCO -- Bailey Generating Station    12-31-99    Cost-plus; supervision, material,
                                                   labor and equipment to make
                                                   emergency repairs to plant track
                                                   system
Philip Services Corp.                  12-31-98    Cost-plus; supervision, labor,
                                                   tools, equipment and material to
                                                   maintain entire track system
Bethlehem Steel Corp. -- Burns         12-31-00    Time and materials; supervision,
  Harbor Plant                                     labor, material, insurance and
                                                   equipment to perform general track
                                                   maintenance and snow removal
USX Corporation                        09-22-02    Time and materials; supervision,
                                                   labor, material, insurance and
                                                   equipment to perform general track
                                                   maintenance and snow removal

10. RETIREMENT PLAN

     As of January 1, 1996, the Company implemented a salary reduction simplified employee pension plan covering all eligible employees over the age of 21, who have completed a specific period of service, and are not covered by a collective bargaining agreement. Employer contributions are 5% of employees' gross income. The pension expense for the seven months ended July 31, 1998 and the year ended December 31, 1997, were $13,358 and $23,038, respectively.

11. COMMITMENTS AND CONTINGENCIES

LITIGATION

     In the ordinary course of business, the Company enters into contracts that require the Company to provide general liability insurance coverage which names their customer as the co-insured policyholder. In addition, some contracts require that the Company indemnify their customers against certain legal claims related to the contracted work the Company will perform. As a result, the Company from time to time is involved in their customer's lawsuits and is contingently liable for the outcome of such legal cases.

     In 1994, an accident occurred on a customer's property that resulted in the death of two Company employees and the injury of two other Company employees. Settlements have been achieved in the fatality and injury cases which were funded by the Company's insurance carriers and the customer.

                      MIDWEST CONSTRUCTION SERVICES, INC.

     The Company is direct party to an uninsured personal injury suit resultant from a 1994 accident at a customer location that occurred in proximity to where the Company was working. The Company is vigorously defending this case and believes that it has both adequate reserves and good defenses to any claim of liability that may be asserted against it related to this personal injury case.

     The Company is involved in three other personal injury suits (one in which the Company is direct party and two in which the Company is indirectly involved) that are all covered by the Company's insurance policies.

     In the case of all known contingencies, the Company accrues a charge for a loss when it is probable and the amount is reasonably estimable. Based on the current available information, the Company believes that the established reserves are adequate to cover all known contingencies and that future costs related to these contingent liabilities will not have a material adverse effect on the Company's financial statements.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these Items are a reasonable estimate of their fair value due to their short-term nature.

LINE-OF-CREDIT FACILITY

     The carrying amount of the line-of-credit facility approximates fair value as the interest rate fluctuates with changes in market conditions.

13. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To New England Railroad Construction Company, Inc.:

     We have audited the accompanying balance sheet of NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC. (a Connecticut corporation) as of July 31, 1998, and the related statements of operations and stockholders' equity and cash flows for the seven months ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC. as of July 31, 1998, and the results of its operations and its cash flows for the seven months then ended, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
October 16, 1998

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

                                 BALANCE SHEET

                                                               JULY 31,
                                                                 1998
                                                              ----------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  108,588
  Contract and retainage receivables (net of allowance of
     $30,000)...............................................   1,539,947
  Accounts receivable, related parties......................      30,000
  Inventory.................................................     145,405
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     219,111
  Prepaid expenses and other................................      25,297
                                                              ----------
          Total current assets..............................   2,068,348
                                                              ----------
EQUIPMENT:
  Vehicles and equipment....................................   2,455,873
  Tools.....................................................      49,487
  Office equipment..........................................      67,481
                                                              ----------
                                                               2,572,841
  Less accumulated depreciation.............................   1,951,882
                                                              ----------
  Equipment, net............................................     620,959
                                                              ----------
OTHER ASSET, Deferred tax asset.............................      32,166
                                                              ----------
                                                              $2,721,473
                                                              ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  350,267
  Accounts payable..........................................     724,937
  Accrued expenses..........................................      28,561
  Deferred income taxes.....................................      52,940
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     273,917
                                                              ----------
          Total current liabilities.........................   1,430,622
                                                              ----------
LONG-TERM DEBT, net of current portion......................     256,146
                                                              ----------
STOCKHOLDERS' EQUITY:
  Common Stock, no par value; authorized 5,000 shares;
     issued and outstanding 1,320 shares....................     114,000
  Retained earnings.........................................     920,705
                                                              ----------
          Total Stockholders' equity........................   1,034,705
                                                              ----------
                                                              $2,721,473
                                                              ==========

                       See Notes to Financial Statements.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

                            STATEMENT OF OPERATIONS

                                                              SEVEN MONTHS
                                                                 ENDED
                                                                JULY 31,
                                                                  1998
                                                              ------------
Earned revenue..............................................   $2,314,851
Cost of earned revenue......................................    2,122,159
                                                               ----------
     Gross profit...........................................      192,692
General and administrative expenses.........................      407,915
                                                               ----------
Loss from operations........................................     (215,223)
                                                               ----------
Other income (expense):
  Gain on disposition of equipment..........................          448
  Other income..............................................        5,594
  Interest expense..........................................      (36,533)
                                                               ----------
Other expense, net..........................................      (30,491)
                                                               ----------
Loss before income taxes....................................     (245,714)
                                                               ----------
Income taxes (benefit):
  Current...................................................     (108,508)
  Deferred..................................................       27,300
                                                               ----------
                                                                  (81,208)
                                                               ----------
Net loss....................................................   $ (164,506)
                                                               ==========

                       See Notes to Financial Statements.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                   NUMBER OF      COMMON     RETAINED
                                                 COMMON SHARES    STOCK      EARNINGS      TOTAL
                                                 -------------   --------   ----------   ----------
Balance, DECEMBER 31, 1997.....................      1,320       $114,000   $1,271,303   $1,385,303
  Net loss.....................................         --             --     (164,506)    (164,506)
  Dividend.....................................         --             --     (186,092)    (186,092)
                                                     -----       --------   ----------   ----------
Balance, JULY 31, 1998.........................      1,320       $114,000   $  920,705   $1,034,705
                                                     =====       ========   ==========   ==========

                       See Notes to Financial Statements.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                                              SEVEN MONTHS
                                                                 ENDED
                                                                JULY 31,
                                                                  1998
                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(164,506)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     101,691
     Gain on disposition of equipment.......................        (448)
     Deferred income taxes..................................     (49,626)
     Change in operating assets and liabilities:
       Contract and retainage receivables...................     (48,022)
       Accounts receivable, related parties.................       9,544
       Inventory............................................      (1,874)
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................    (219,111)
       Prepaid expenses and other...........................      75,640
       Accounts payable.....................................     509,293
       Accrued expenses.....................................    (152,156)
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................     (10,762)
                                                               ---------
          Net cash provided by operating activities.........      49,663
                                                               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment...........................         448
  Purchases of equipment....................................     (44,991)
                                                               ---------
          Net cash used in investing activities.............     (44,543)
                                                               ---------
CASH FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................     146,625
  Principal payments on long-term debt......................    (293,835)
                                                               ---------
          Net cash used in financing activities.............    (147,210)
                                                               ---------
NET DECREASE IN CASH........................................    (142,090)
CASH AND CASH EQUIVALENTS, beginning of period..............     250,678
                                                               ---------
CASH AND CASH EQUIVALENTS, end of period....................   $ 108,588
                                                               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................   $  37,128
                                                               =========
     Income taxes...........................................   $  45,325
                                                               =========

                       See Notes to Financial Statements.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     The Company performs railroad repair and construction projects primarily for state and city governments located in the Northeastern United States.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of cash and cash equivalents, contract and retainage receivable and accounts payable approximate fair value because of their short-term nature. The carrying amount of long-term debt approximates fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-fee construction contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized as the work is performed.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

INVENTORY

     Inventory, principally materials and supplies, is stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out
(FIFO) method.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the estimated useful life of the related asset. Accelerated methods are used for income tax reporting purposes.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

INCOME TAXES

     Deferred income taxes are determined based on the difference between the financial statement and income tax basis of assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. The temporary differences related primarily to the reporting of revenue recognition on long-term contracts, depreciation and net operating loss carryforwards.

CASH AND CASH EQUIVALENTS

     From time to time, the Company's cash balance with financial institutions exceeds the maximum FDIC insured balance of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     For the reporting of cash flows, the Company considers savings accounts and certificate of deposits with original maturities of three months or less to be cash and cash equivalents.

3. ACCOUNTS RECEIVABLE:

     Contracts and retainage receivable at July 31, 1998, consisted of the following:

Contract Receivables........................................  $1,353,948
Retainage...................................................     215,999
                                                              ----------
                                                               1,569,947
Less allowance for doubtful accounts........................      30,000
                                                              ----------
                                                              $1,539,947
                                                              ==========

     Contract retainage have been billed but are not due pursuant to contract provisions until contract completion. Such contract retainage is expected to be collected within the following year.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

     Information with respect to contracts in process at July 31, 1998, are as follows:

Costs incurred on uncompleted contracts.....................  $1,139,214
Estimated earnings..........................................     272,862
                                                              ----------
                                                               1,412,076
Less billings to date.......................................   1,466,882
                                                              ----------
                                                              $  (54,806)
                                                              ==========

     Included in the balance sheet under the following captions:

Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $ 219,111
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (273,917)
                                                              ---------
                                                              $ (54,806)
                                                              =========

5. RELATED PARTY TRANSACTIONS

     The Company has transactions in the normal course of business with various related parties. Balances with related parties are included in the balance sheets under the following captions:

Contract and retainage receivables..........................  $310,014
Accounts receivable, related parties........................    30,000
Due to affiliates...........................................   146,625

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

     Transactions with related parties are included in the statement of operations under the following captions:

Cost of earned revenue......................................  $221,596
Rent expense................................................    35,000

     The Company rents a storage yard on a month to month basis, from a related party for $5,000 per month. In July 1998, the Company dividended the land and building to the stockholders.

6. LONG-TERM DEBT

     Long-term debt consists of the following:

Note payable, bank, payable in monthly installments of
  $5,000 plus interest at prime plus 1.5% through October
  2000. Substantially all assets are pledged as collateral
  and repayment is guaranteed by the stockholders...........  $ 75,000
Notes payable, stockholders, due on demand plus interest at
  prime plus 1%.............................................   146,625
Notes payable, equipment, due in aggregate monthly
  installments of $8,942 including interest ranging from
  7.9% to 9.3% maturing at various dates through October
  2002. Collateralized by equipment.........................   337,650
Note payable, mortgage, payable in monthly installments of
  $1,190 including interest at prime plus 1.5% through
  September 2002............................................    47,138
                                                              --------
                                                               606,413
Less current maturities.....................................   350,267
                                                              --------
                                                              $256,146
                                                              ========

     Aggregate principal payments as of July 31, 1998, on long-term debt are as follows:

YEAR ENDING DECEMBER 31,
------------------------
  1998......................................................  $350,267
  1999......................................................    88,859
  2000......................................................    96,883
  2001......................................................    59,682
  2002......................................................    10,722
                                                              --------
                                                              $606,413
                                                              ========

     Both the long-term debt and the line of credit contain certain restrictive covenants which place some requirements and restrictions on the Company regarding the maintenance of certain financial ratios measured on an annual basis.

7. MAJOR CUSTOMERS

     Approximately 69% of earned revenue was derived from the customers for the seven months ended July 31, 1998.

8. PROFIT SHARING PLAN

     The Company sponsors a noncontributory trusteed profit sharing plan covering substantially all of its employees not covered by a collective bargaining agreement meeting certain minimum requirements. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. Profit sharing expense was $21,010 for the seven months ended July 31, 1998.

                NEW ENGLAND RAILROAD CONSTRUCTION COMPANY, INC.

9. INCOME TAXES

     The income tax benefit for the seven months ended July 31, 1998, consisted of the following:

Current benefit:
  Federal...................................................  $(77,056)
  State.....................................................   (31,452)
                                                              --------
                                                              (108,508)
                                                              --------
Deferred provision:
  Federal...................................................    19,409
  State.....................................................     7,891
                                                              --------
                                                                27,300
                                                              --------
                                                              $(81,208)
                                                              ========

     The income tax benefit as reported in the combined statements of operations differs from the amounts computed by applying federal statutory rates due to the following:

Federal income tax at statutory rate........................  $(83,543)
Non deductible expenses.....................................     2,335
                                                              --------
Benefit for income taxes....................................  $(81,208)
                                                              ========

     The tax effect of temporary differences that give rise to significant portions of deferred tax liability at July 31, 1998 consisted of the following:

Current asset (liability):
  Deferred gross profit on contracts in progress............  $(63,290)
  Accounts receivable.......................................    10,350
                                                              --------
                                                               (52,940)
Non-current asset (liability):
  Tax depreciation in excess of book depreciation...........   (49,119)
Net operating loss carryforward.............................    81,285
                                                              --------
Net deferred tax liability..................................  $(20,774)
                                                              ========

10. CONCENTRATION OF LABOR

     Approximately 72% of the Company's labor force is subject to a union contract expiring in March 1999.

11. SUBSEQUENT EVENT:

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Railroad Service, Inc. and Minnesota Railroad Service, Inc.:

     We have audited the accompanying combined balance sheets of RAILROAD SERVICE, INC. (a Nevada corporation) and MINNESOTA RAILROAD SERVICE, INC. (a Tennessee corporation) as of July 31, 1998 and December 31, 1997, and the related combined statements of operations, stockholders' equity and cash flows for and the seven months ended July 31, 1998 and the two years in the period ended December 31, 1997. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of RAILROAD SERVICE, INC. AND MINNESOTA RAILROAD SERVICE, INC. as of July 31, 1998 and December 31, 1997, and the results of their combined operations and their combined cash flows for the seven months ended July 31, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
September 4, 1998

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

                            COMBINED BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  417,923    $  839,210
  Accounts receivable.......................................   1,812,942       918,794
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................     621,766       155,140
  Notes receivable, current portion.........................      78,387        66,666
  Other receivables.........................................      16,806            --
  Inventories...............................................     217,553       240,131
                                                              ----------    ----------
         Total current assets...............................   3,165,377     2,219,941
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Tools and equipment.......................................   2,993,114     2,803,466
  Vehicles and trailers.....................................     891,343       881,053
  Office equipment..........................................     108,450       129,612
  Leasehold improvements....................................      91,041       125,119
                                                              ----------    ----------
                                                               4,083,948     3,939,250
  Less accumulated depreciation and amortization............   3,032,759     2,991,931
                                                              ----------    ----------
         Property and equipment, net........................   1,051,189       947,319
                                                              ----------    ----------
OTHER ASSETS:
  Notes receivable, long-term portion.......................      66,668        66,668
  Notes receivable, related parties.........................          --       170,577
  Cash value of life insurance..............................          --       571,629
  Loan origination costs, net...............................          --         2,794
                                                              ----------    ----------
         Total other assets.................................      66,668       811,668
                                                              ----------    ----------
                                                              $4,283,234    $3,978,928
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $1,464,835    $  445,800
  Accrued expenses..........................................     123,082       149,141
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................     282,113        79,733
  Current maturities of long-term debt......................     378,246       278,246
                                                              ----------    ----------
         Total current liabilities..........................   2,248,276       952,920
                                                              ----------    ----------
NOTES PAYABLE -- RELATED PARTIES............................          --       246,798
LONG-TERM DEBT, net of current maturities...................     927,596       594,075
                                                              ----------    ----------
         Total noncurrent liabilities.......................     927,596       840,873
                                                              ----------    ----------
         Total liabilities..................................   3,175,872     1,793,793
                                                              ----------    ----------
COMMITMENTS.................................................          --            --
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock..............................................     172,700       172,700
  Additional paid-in capital................................   1,216,877       838,731
  Retained earnings (deficit)...............................    (282,215)    1,173,704
                                                              ----------    ----------
         Total stockholders' equity.........................   1,107,362     2,185,135
                                                              ----------    ----------
                                                              $4,283,234    $3,978,928
                                                              ==========    ==========

                  See Notes to Combined Financial Statements.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED
                                                      SEVEN MONTHS ENDED         DECEMBER 31,
                                                           JULY 31,        ------------------------
                                                             1998             1997         1996
                                                      ------------------   ----------   -----------
Revenue.............................................      $6,223,925       $9,363,191   $10,708,870
Contract costs incurred.............................       5,285,256        7,065,419     8,199,458
                                                          ----------       ----------   -----------
  Gross profit......................................         938,669        2,297,772     2,509,412
General and administrative expenses.................       1,172,023        1,449,737     1,417,546
                                                          ----------       ----------   -----------
Operating (loss) income.............................        (233,354)         848,035     1,091,866
                                                          ----------       ----------   -----------
Other income (expense):
  Interest income...................................          26,600           38,464        15,352
  Interest expense..................................         (50,445)        (116,345)     (137,763)
  Gain on disposal of equipment.....................             464          207,160        31,763
  Other income, net.................................           4,519               --         5,106
                                                          ----------       ----------   -----------
Other (expense) income, net.........................         (18,862)         129,279       (85,542)
                                                          ----------       ----------   -----------
Net (loss) income...................................      $ (252,216)      $  977,314   $ 1,006,324
                                                          ==========       ==========   ===========

                  See Notes to Combined Financial Statements.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            ADDITIONAL
                                                  COMMON      PAID-IN      RETAINED
                                                  STOCK       CAPITAL      EARNINGS        TOTAL
                                                 --------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1995.....................  $172,700   $  838,731    $   169,266   $ 1,180,697
  Net income...................................        --           --      1,006,324     1,006,324
  Distributions to shareholders................        --           --       (356,220)     (356,220)
                                                 --------   ----------    -----------   -----------
BALANCE, DECEMBER 31, 1996.....................   172,700      838,731        819,370     1,830,801
  Net income...................................        --           --        977,314       977,314
  Distributions to shareholders................        --           --       (622,980)     (622,980)
                                                 --------   ----------    -----------   -----------
BALANCE, DECEMBER 31, 1997.....................   172,700      838,731      1,173,704     2,185,135
  Net income...................................        --           --       (252,216)     (252,216)
  Gifted stock.................................        --      378,146             --       378,146
  Distributions to stockholders................        --           --     (1,203,703)   (1,203,703)
                                                 --------   ----------    -----------   -----------
BALANCE, JULY 31, 1998.........................  $172,700   $1,216,877    $  (282,215)  $ 1,107,362
                                                 ========   ==========    ===========   ===========

                  See Notes to Combined Financial Statements.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED
                                                               SEVEN MONTHS          DECEMBER 31,
                                                              ENDED JULY 31,    -----------------------
                                                                   1998            1997         1996
                                                              ---------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $  (252,216)    $  977,314   $1,006,324
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        172,357        305,730      295,660
    Gain on sale of equipment...............................           (464)      (207,160)     (31,763)
    Compensation in exchange for paid-in capital............        378,146             --           --
    Change in assets and liabilities:
       Decrease (increase) in:
       Accounts receivable..................................       (894,148)       738,225     (400,191)
       Other Receivables....................................        (16,806)         9,558        1,442
       Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................       (466,626)       (92,298)      23,450
       Inventories..........................................         22,578         62,736       93,611
       Prepaid expenses.....................................             --             --       65,574
       Loan origination costs...............................          2,794             --           --
       Accounts payable.....................................      1,019,035         11,234     (149,087)
       Accrued expenses.....................................        (26,059)         3,446       53,068
       Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................        202,380         (5,108)     (56,648)
                                                                -----------     ----------   ----------
         Net cash provided by operating activities..........        140,971      1,803,677      901,440
                                                                -----------     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............          2,748        122,634       42,500
  Capital expenditures......................................       (278,513)      (320,023)    (532,158)
  Receipts on notes receivable..............................        158,856         66,666           --
  Cash value of life insurance..............................        571,629        (43,930)     (37,577)
                                                                -----------     ----------   ----------
         Net cash provided by (used in) investing
           activities.......................................        454,720       (174,653)    (527,235)
                                                                -----------     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................       (523,943)      (414,523)    (370,360)
  Long-term borrowings......................................        957,466        186,460      354,130
  Proceeds from issuance of notes payable -- related
    parties.................................................             --        119,433       39,865
  Principal payments on notes payable -- related parties....       (246,798)       (80,000)    (130,114)
  Distribution to stockholders..............................     (1,203,703)      (622,980)    (356,220)
                                                                -----------     ----------   ----------
         Net cash used in financing activities..............     (1,016,978)      (811,610)    (462,699)
                                                                -----------     ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (421,287)       817,414      (88,494)
CASH AND CASH EQUIVALENTS, beginning of period..............        839,210         21,796      110,290
                                                                -----------     ----------   ----------
CASH AND CASH EQUIVALENTS, end of period....................    $   417,923     $  839,210   $   21,796
                                                                ===========     ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................    $    47,842     $  113,647   $  135,940
                                                                ===========     ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 1997 a note receivable in the amount of $200,000 was issued in exchange for fixed assets.

                  See Notes to Combined Financial Statements.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Railroad Service, Inc. (RSI) and Minnesota Railroad Service, Inc. (MRSI) (together the "Companies") operate as a construction contractor, constructing, repairing and maintaining railroad tracks for private and government customers located throughout the United States with concentrations of work primarily in the upper midwest. The work is performed under various forms of contracts, including fixed-fee and time-and-material contracts. The time period of the contracts vary, but they are generally less than one year.

     The Companies have common ownership and share management personnel and facilities. The combined statements of financial position, income and cash flows are presented in these financial statements. All intercompany transactions and balances have been eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were assumed in preparing the financial statements.

REVENUE AND COST RECOGNITION

     The Companies recognize revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and revenue, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract costs include all direct material, labor, equipment costs and those indirect costs related to contract performance which are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

CASH AND CASH EQUIVALENTS

     The Companies consider cash and cash equivalents to include cash on hand and temporary cash investments purchased with an original maturity of three months or less.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Companies operate primarily in the upper midwestern region of the United States. The Companies' accounts receivable are from the same geographic region. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice. The Companies periodically assess collection of its receivables and provide allowance for doubtful accounts as appropriate. No such allowances were deemed necessary as of July 31, 1998 and December 31, 1997.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

CONCENTRATIONS OF CUSTOMERS

     Approximately 47% and 55% of accounts receivable at July 31, 1998 and December 31, 1997 were with three and four customers, respectively. For the seven months ended July 31, 1998 and the year ended December 31, 1997, two and three customers, respectively, accounted for approximately 26% and 40% of revenues.

INVENTORIES

     Inventories principally consist of stored materials and parts to be used for contracts and have been stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     The Companies record property, plant and equipment at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset as follows:

Tools and equipment.........................................   4 - 7 years
Vehicles and trailers.......................................   4 - 7 years
Office equipment............................................  4 - 10 years
Leasehold improvements......................................  7 - 18 years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are eliminated from the accounts, and any gain or loss is reflected in net income.

INCOME TAXES

     The Companies operate as sub-chapter S corporations for Federal and certain state income tax reporting purposes. Accordingly, the income taxes for the earnings of the Companies are the responsibility of the owners. Therefore, these financial statements do not reflect any Federal income taxes for the Companies.

COMMON STOCK

     Common Stock of the Companies consists of the following:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Railroad Service, Inc.
  Authorized shares, no par value...........................  $  2,500     $  2,500
                                                              --------     --------
  Issued and outstanding....................................     1,577        1,577
                                                              --------     --------
  Stated at.................................................   157,700      157,700
                                                              --------     --------
Minnesota Railroad Service, Inc.
  Authorized shares, no par value...........................     2,500        2,500
                                                              --------     --------
  Issued and outstanding....................................       150          150
                                                              --------     --------
  Stated at.................................................    15,000       15,000
                                                              --------     --------
          Total Common Stock................................  $172,700     $172,700
                                                              ========     ========

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at July 31, 1998 and December 31, 1997:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Contract receivables........................................  $1,628,877     $887,194
Contract retainages.........................................     184,065       31,600
                                                              ----------     --------
                                                              $1,812,942     $918,794
                                                              ==========     ========

     Contract retainages have been billed but are not due pursuant to contract provisions until contract completion. Such contract retainage is expected to be collected within the following year.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997 are as follows:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Costs incurred on uncompleted contracts.....................  $3,980,353    $1,150,665
Estimated earnings..........................................     664,642       400,247
                                                              ----------    ----------
                                                               4,644,995     1,550,912
Less billings to date.......................................   4,305,342     1,475,505
                                                              ----------    ----------
                                                              $  339,653    $   75,407
                                                              ==========    ==========

     Contracts in process are included in the accompanying combined balance sheets under the following captions:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $621,766     $155,140
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   282,113       79,733
                                                              --------     --------
                                                              $339,653     $ 75,407
                                                              ========     ========

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

5. OPERATING LEASES

     The Companies lease office space and equipment under agreements expiring at various dates through the year 2000. Minimum rental commitments under these noncancelable lease agreements in effect at July 31, 1998, are:

                 PERIOD ENDING DECEMBER 31,
                 --------------------------
1998........................................................  $32,857
1999........................................................   28,658
2000........................................................    1,977
2001........................................................       --
2002........................................................       --
Thereafter..................................................       --
                                                              -------
                                                              $63,492
                                                              =======

     Total rental expense for the seven months ended July 31, 1998 and years ended December 31, 1997 and 1996 for all operating leases amounted to $24,250, $60,000 and $67,000, respectively.

6. LINE OF CREDIT

     RSI has a $300,000 line of credit, with an additional seasonal limit of $100,000 from a bank. Interest is payable monthly at 1% over the bank's reference rate of interest for the seven months ended July 31, 1998, at 1% over the bank's reference rate of interest for the year ended December 31, 1997 and at 2.5% over the bank's reference rate of interest for the years ended December 31, 1996. The line is secured by accounts receivable, material on hand, equipment and assignment of certain life insurance policies. The line is also personally guaranteed by certain shareholders of the Companies. At July 31, 1998 and December 31, 1997, there were no borrowings against the line.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Note payable to insurance company (RSI), interest at 8%,
  with no monthly principal installments or maturity date,
  secured by the life insurance policy......................  $       --    $  410,140
Note payable to bank (RSI), interest at 9.5%, payable in six monthly installments of $42,222 each year (May-October),
  maturing December 1999, secured by all of RSI's assets....     357,420       399,642
Note payable to shareholder (RSI), interest at 9.5%, with no
  monthly installments, maturing April 2000, unsecured......          --       246,799
Various notes payable to banks and finance companies (RSI
  and MRSI), interest rates from 2.9% to 11.75%, due in even monthly principal and interest payments, secured by
  vehicles and equipment....................................      48,366        62,538
Note payable to bank (RSI), interest at 9.0%, with monthly
  payments of $6,374, maturing May 2001, secured by all
  Company assets............................................     200,000            --
Note payable to bank (RSI), interest at 9.5%, maturing April
  1999, secured by all Company assets.......................      50,000            --
Note payable to shareholder's (RSI/MRSI), no interest rate
  with no monthly payments 7/28/98..........................     650,056            --
                                                              ----------    ----------
Total debt..................................................   1,305,842     1,119,119
Less current maturities.....................................     378,246       278,246
                                                              ----------    ----------
Long-term portion...........................................  $  927,596    $  840,873
                                                              ==========    ==========

     Aggregate principal payments, as of July 31, 1998, on long-term debt are scheduled as follows:

1998........................................................  $       --
1999........................................................   1,282,389
2000........................................................      23,453
2001........................................................          --
2002........................................................          --
                                                              ----------
                                                              $1,305,842
                                                              ==========

     Certain of the long-term debt instruments and the line of credit agreement contain restrictive covenants which places requirements and restrictions on the Companies regarding disposition of assets, financial ratios, capital expenditures, acquisitions and operations. The Companies were not in compliance with certain covenants at July 31, 1998; however, waivers for the covenants were obtained from the bank.

8. PROFIT SHARING PLAN

     The Companies have 401(k) profit sharing plans covering substantially all employees not covered under collective bargaining agreements. The Companies may contribute a discretionary amount as determined each year by the Companies. The discretionary contribution is subject to a six-year vesting schedule. The discretionary contribution expense for the Companies was $50,000, $80,485 and $101,683 for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996, respectively.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

9. SALE OF BRANCH

     Effective March 1997, RSI sold all assets relating to the Milwaukee branch operations. RSI received an initial $75,000 payment and a note receivable for $200,000 with an interest rate of 2% over the base rate paid by RSI to a certain bank. RSI realized a gain of $160,603 on the sale. For the year ended December 31, 1997, the note had a remaining balance of $133,334 which is included in other income in the combined 1997 statement of income. The balance due on the note receivable as of July 31, 1998 is $133,334. This amount is due on December 31, 1999. This receivable is secured by the equipment involved in the sale and is personally guaranteed by the owners of the acquiring Company.

     In connection with the sale, the Companies and their shareholders have entered into a covenant not to compete for a period of five years from the date of the agreement, subject to certain geographical and size limitations. The Companies may bid new work in the circumscribed area if certain restrictions are met.

10. RELATED PARTY TRANSACTIONS

     Related parties of the Companies include the shareholders of the Companies and various entities related through common ownership and management. The Companies and related parties provide products and services to each other. Transactions with related parties included in the combined financial statements resulted in the recognition of approximately $92,902, $15,300 and $26,900 of income and approximately $43,400, $72,400 and $86,400 of expense for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996, respectively.

     Due from related parties consists of charges from the Companies to affiliated companies for labor, equipment and administrative services.

     Effective January 2, 1998, the majority stockholder gifted 55 shares of Railroad Service, Inc. stock and 5 shares of Minnesota Railroad Service, Inc. stock to another shareholder. Accordingly, $378,146 was recorded as a charge to compensation expense and a contribution of paid-in capital.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Companies using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these Items are a reasonable estimate of their fair value due to their short-term nature.

LONG-TERM DEBT

     The line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. It is estimated that the carrying amount of the long-term debt approximates market. Management estimated the fair value of the long-term debt based on the remaining term to maturity and the current interest rate environment as a market does not exist for the debt or similar debt of the Companies.

                             RAILROAD SERVICE, INC.
                                      AND
                        MINNESOTA RAILROAD SERVICE, INC.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

12. SUBSEQUENT EVENTS

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Indiana Wood Preserving Company, Inc.:

     We have audited the accompanying balance sheets of SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC. (the "Company") (an Indiana corporation) as of July 31, 1998 and December 31, 1997, and the related statements of operations, stockholder's equity and cash flows for the seven months ended July 31, 1998 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC. as of July 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the seven months ended July 31, 1998 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Nashville, Tennessee
September 25, 1998

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

                                 BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $       --    $       --
  Receivables, net of allowance of $94,347 and
     $78,119, respectively..................................   1,405,108     1,510,605
  Inventory.................................................   2,098,122     2,171,870
  Prepaid expenses and other................................      48,308        16,870
                                                              ----------    ----------
          Total current assets..............................   3,551,538     3,699,345
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements.....................................       7,372         7,372
  Buildings and improvements................................      84,697        84,697
  Leasehold improvements....................................     128,328       128,328
  Machinery and equipment...................................   1,452,699     1,309,439
  Transportation equipment..................................     226,340       258,074
  Office furniture and equipment............................      34,578        34,578
                                                              ----------    ----------
                                                               1,934,014     1,822,488
  Less accumulated depreciation.............................   1,161,868     1,143,341
                                                              ----------    ----------
          Property, plant and equipment, net................     772,146       679,147
                                                              ----------    ----------
OTHER ASSETS................................................       1,802         1,802
                                                              ----------    ----------
                                                              $4,325,486    $4,380,294
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Cash overdraft............................................  $   64,932    $   70,680
  Accounts payable..........................................     131,438       186,685
  Line of credit/note payable...............................   4,009,034       680,000
  Accrued expenses..........................................      87,940       134,160
  Taxes payable.............................................      11,138        11,570
                                                              ----------    ----------
          Total current liabilities.........................   4,304,482     1,083,095
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES...............................
                                                              ----------    ----------
STOCKHOLDER'S EQUITY:
  Common Stock, no par value; authorized shares,
     1,000; issued and outstanding shares, 100..............       1,000         1,000
  Additional paid-in capital................................     194,100       194,100
  Retained earnings (deficit)...............................    (174,096)    3,102,099
                                                              ----------    ----------
          Total stockholder's equity........................      21,004     3,297,199
                                                              ----------    ----------
                                                              $4,325,486    $4,380,294
                                                              ==========    ==========

                       See Notes to Financial Statements.

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                              SEVEN MONTHS       YEAR
                                                                 ENDED          ENDED
                                                                JULY 31,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Sales.......................................................   $6,567,727     $8,900,635
Cost of sales...............................................    5,071,098      7,538,546
                                                               ----------     ----------
  Gross profit..............................................    1,496,629      1,362,089
Selling, general and administrative expenses................      433,933        529,106
                                                               ----------     ----------
Income from operations......................................    1,062,696        832,983
                                                               ----------     ----------
Other income (expense):
  Interest income...........................................          947         10,966
  Interest expense..........................................      (32,491)        (5,132)
  Gain on sale of equipment.................................           --          5,000
  Miscellaneous income (expense)............................        1,297         (2,807)
                                                               ----------     ----------
     Other (expense) income, net............................      (30,247)         8,027
                                                               ----------     ----------
Net income..................................................   $1,032,449     $  841,010
                                                               ==========     ==========

                       See Notes to Financial Statements.

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                            NUMBER OF             ADDITIONAL
                                             COMMON     COMMON     PAID-IN      RETAINED
                                             SHARES      STOCK     CAPITAL      EARNINGS      TOTAL
                                            ---------   -------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1996................     100      $1,000     $194,100    $3,346,357   $3,541,457
  Net income..............................      --          --           --       841,010      841,010
  Distributions...........................      --          --           --    (1,085,268)  (1,085,268)
                                               ---      ------     --------    ----------   ----------
BALANCE, DECEMBER 31, 1997................     100       1,000      194,100     3,102,099    3,297,199
  Net income..............................      --          --           --     1,032,449    1,032,449
  Distributions...........................      --          --           --    (4,308,644)  (4,308,644)
                                               ---      ------     --------    ----------   ----------
BALANCE, JULY 31, 1998....................     100      $1,000     $194,100    $ (174,096)  $   21,004
                                               ===      ======     ========    ==========   ==========

                       See Notes to Financial Statements.

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                              SEVEN MONTHS       YEAR
                                                                 ENDED          ENDED
                                                                JULY 31,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $1,032,449    $   841,010
  Adjustments to reconcile net income to net cash used in by operating activities:
     Depreciation and amortization..........................       78,024        121,416
     Gain on sale of equipment..............................           --         (5,000)
     Change in operating assets and liabilities:
       Receivables..........................................      105,495       (659,924)
       Inventory............................................       73,748       (708,084)
       Prepaid expenses and other...........................      (31,438)        11,577
       Cash overdraft.......................................       (5,748)        70,680
       Accounts payable.....................................      (55,247)       159,321
       Accrued expenses.....................................      (46,650)        11,778
                                                               ----------    -----------
          Net cash provided by (used in) operating
            activities......................................    1,150,633       (157,226)
                                                               ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (171,023)      (260,417)
  Proceeds from sale of equipment...........................           --          5,000
                                                               ----------    -----------
          Net cash used in investing activities.............     (171,023)      (255,417)
                                                               ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings.....................................    3,329,034        680,000
  Payments of distributions.................................   (4,308,644)    (1,085,268)
                                                               ----------    -----------
          Net cash used in financing activities.............     (979,610)      (405,268)
                                                               ----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................           --       (817,911)
                                                               ----------    -----------
CASH AND CASH EQUIVALENTS, beginning of period..............           --        817,911
                                                               ----------    -----------
CASH AND CASH EQUIVALENTS, end of period....................   $       --    $        --
                                                               ==========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................   $   32,491    $     5,132
                                                               ==========    ===========

                       See Notes to Financial Statements.

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Southern Indiana Wood Preserving Company, Inc. (the "Company") (an Indiana corporation) operates as a wood preserving Company specializing in producing pressure, creosote treated wood products for private and government customers located throughout the United States, primarily in the Midwest.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

REVENUE RECOGNITION

     The Company recognizes revenues at the time of shipment of goods.

FINANCIAL INSTRUMENTS AND CREDIT RISK

     The Company operates in Indiana. However, the Company's accounts receivable include other geographic regions of the United States. The terms of the sales give rise to unsecured accounts receivable, as is common industry practice. During the seven months ended July 31, 1998, 17.97% of sales were to one government entity.

INVENTORY

     Inventory, consisting principally of trimmed and graded railroad ties, is stated at the lower of cost or market. Cost is determined by the weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT

     The Company records property, plant and equipment at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets as follows:

Buildings...................................................      25 Years
Machinery and equipment.....................................  7 - 10 Years
Office furniture and equipment..............................  5 - 10 Years
Leasehold improvements......................................      10 Years

     As assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the statement of income.

INCOME TAXES

     The Company operates as an S corporation. Accordingly, the income taxes for the earnings of the Company are the responsibility of the owner; therefore, these financial statements do not reflect any Federal or state income taxes.

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

3. RECEIVABLES

     Receivables consist of the following at July 31, 1998 and December 31, 1997:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Trade receivables...........................................  $1,484,005    $1,545,035
Supplier receivables........................................      15,050        43,259
Other receivables...........................................         400           430
                                                              ----------    ----------
                                                               1,499,455     1,588,724
Less allowance for doubtful accounts........................      94,347        78,119
                                                              ----------    ----------
                                                              $1,405,108    $1,510,605
                                                              ==========    ==========

4. INVENTORY

     Inventory consists of the following at July 31, 1998 and December 31, 1997:

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
Raw materials...............................................  $  384,726    $  143,140
Work in process.............................................   1,620,649     1,743,072
Finished goods..............................................      92,747       285,658
                                                              ----------    ----------
                                                              $2,098,122    $2,171,870
                                                              ==========    ==========

5. OPERATING LEASES

     The Company leases production space under an agreement expiring May 1, 1999. Minimum future lease payments under the current lease agreement in effect at July 31, 1998 are:

PERIOD ENDING DECEMBER 31,
------------------------------------------------------------
  1998......................................................  $10,031
  1999......................................................   11,034
                                                              -------
                                                              $21,065
                                                              =======

     Total rental expense for the seven months ended July 31, 1998 and for the year ended December 31, 1997 was $5,851 and $9,119, respectively.

6. LINE OF CREDIT AND SHORT TERM NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank. The line of credit has a limit of $2,000,000 and is secured by the Company's trade receivables and inventories. Interest is at prime (8.5% at July 31, 1998) which is payable monthly. The outstanding principle at July 31, 1998 is $309,034.

     In July of 1998, the Company obtained a note payable in the amount of $3,700,000 with a bank with a maturity date of August 23, 1998. Interest is at prime and the outstanding balance at July 31, 1998 is $3,700,000. Both the revolving line of credit and the short-term note payable were repaid in connection with the transaction discussed in Note 10.

7. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company has adopted a noncontributory cash employees' stock ownership plan (ESOP) covering all full-time employees who have met certain service requirements. The plan provides for discretionary

                 SOUTHERN INDIANA WOOD PRESERVING COMPANY, INC.

contributions by the corporation up to the maximum amount permitted under Internal Revenue Code. The plan has received IRS approval under Sec. 401(A) and 501(A) of the Internal Revenue Code.

     Total contributions made to the plan for the seven months ended July 31, 1998 and the year ended December 31, 1997 were $55,374 and $157,480, respectively.

8. CONTINGENCIES

     The Company is subject to certain Federal, state and local environmental laws and regulations relating to the use of creosote. Creosote is used in the Company's manufacturing process to treat the ties so that they can withstand exposure to outside elements. Creosote, a coal tar treated derivative, has been recognized by environmental regulating agencies as a hazardous material. The Company currently believes that it is in compliance with the environmental laws and regulations surrounding creosote. The Company has not been notified of any violations of the regulations by regulatory agencies.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments is determined in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The carrying value of receivables, accounts payable, the line of credit and the short-term note payable have been determined by the Company to approximate their fair value using available market information and appropriate valuation methodologies.

10. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Trackworks, Inc. and
Northern Rail Service and Supply Co.:

     We have audited the accompanying combined balance sheets of U.S. TRACKWORKS, INC. AND NORTHERN RAIL SERVICE AND SUPPLY CO. (Michigan corporations) as of July 31, 1998 and December 31, 1997, and the related combined statements of operations, changes in stockholders' equity and cash flows for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of U.S. TRACKWORKS, INC. AND NORTHERN RAIL SERVICE AND SUPPLY CO. as of July 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Nashville, Tennessee
October 2, 1998

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

                            COMBINED BALANCE SHEETS

                                                               JULY 31,    DECEMBER 31,
                                                                 1998          1997
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  211,440    $  124,522
  Accounts receivable.......................................     540,113       992,277
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      92,495       259,388
  Inventory.................................................     321,677       259,427
  Prepaid expenses..........................................      87,407        30,418
                                                              ----------    ----------
          Total current assets..............................   1,253,132     1,666,032
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Construction equipment....................................   1,095,748     1,012,099
  Transportation equipment..................................     471,957       468,783
  Office equipment..........................................      10,101        10,101
                                                              ----------    ----------
                                                               1,577,806     1,490,983
  Less accumulated depreciation.............................   1,083,252       995,245
                                                              ----------    ----------
          Property and equipment, net.......................     494,554       495,738
                                                              ----------    ----------
OTHER ASSETS, net...........................................       5,144        89,468
                                                              ----------    ----------
                                                              $1,752,830    $2,251,238
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  236,480    $  611,430
  Current maturities of long-term debt......................          --        68,015
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................       3,000        21,303
  Accrued expenses..........................................     139,882       113,447
  Line of credit............................................     500,000       465,000
  Short-term note payable...................................      96,311            --
                                                              ----------    ----------
          Total current liabilities.........................     975,673     1,279,195
DEFERRED COMPENSATION.......................................          --        83,135
LONG-TERM DEBT, net of current maturities...................          --        13,123
COMMITMENTS AND CONTINGENCIES...............................          --            --
                                                              ----------    ----------
          Total liabilities.................................     975,673     1,375,453
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
  Common Stock..............................................     431,550       431,550
  Additional paid-in capital................................      45,291        45,291
  Retained earnings.........................................     300,316       398,944
                                                              ----------    ----------
          Total stockholders' equity........................     777,157       875,785
                                                              ----------    ----------
                                                              $1,752,830    $2,251,238
                                                              ==========    ==========

                  See Notes to Combined Financial Statements.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED
                                                       SEVEN MONTHS ENDED        DECEMBER 31,
                                                            JULY 31,        -----------------------
                                                              1998             1997         1996
                                                       ------------------   ----------   ----------
Revenues.............................................      $2,108,331       $4,814,005   $4,819,123
Cost of revenues.....................................       1,806,110        3,740,346    4,466,547
                                                           ----------       ----------   ----------
Gross profit.........................................         302,221        1,073,659      352,576
General and administrative expenses..................         277,924          736,138      442,754
                                                           ----------       ----------   ----------
Income (loss) from operations........................          24,297          337,521      (90,178)
                                                           ----------       ----------   ----------
Other income (expense):
  Interest income....................................             104              179          509
  Interest expense...................................         (23,029)         (40,841)     (38,555)
                                                           ----------       ----------   ----------
Other expense, net...................................         (22,925)         (40,662)     (38,046)
                                                           ----------       ----------   ----------
Net income (loss)....................................      $    1,372       $  296,859   $ (128,224)
                                                           ==========       ==========   ==========

                  See Notes to Combined Financial Statements.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             NUMBER OF              ADDITIONAL
                                              COMMON      COMMON     PAID-IN     RETAINED
                                              SHARES      STOCK      CAPITAL     EARNINGS      TOTAL
                                             ---------   --------   ----------   ---------   ---------
BALANCE, DECEMBER 31, 1995.................   43,155     $431,550    $45,291     $ 503,785   $ 980,626
  Distributions to stockholders............       --           --         --      (224,728)   (224,728)
  Net loss.................................       --           --         --      (128,224)   (128,224)
                                              ------     --------    -------     ---------   ---------
BALANCE, DECEMBER 31, 1996.................   43,155      431,550     45,291       150,833     627,674
  Distributions to stockholders............       --           --         --       (48,748)    (48,748)
  Net income...............................       --           --         --       296,859     296,859
                                              ------     --------    -------     ---------   ---------
BALANCE, DECEMBER 31, 1997.................   43,155      431,550     45,291       398,944     875,785
  Distributions to stockholders............       --           --         --      (100,000)   (100,000)
  Net income...............................       --           --         --         1,372       1,372
                                              ------     --------    -------     ---------   ---------
BALANCE, JULY 31, 1998.....................   43,155     $431,550    $45,291     $ 300,316   $ 777,157
                                              ======     ========    =======     =========   =========

                  See Notes to Combined Financial Statements.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                           SEVEN MONTHS           YEAR ENDED
                                                               ENDED             DECEMBER 31,
                                                             JULY 31,        ---------------------
                                                               1998            1997        1996
                                                         -----------------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................      $   1,372       $ 296,859   $(128,224)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation......................................         88,006         133,904     136,968
     Amortization......................................          1,189           2,000       2,124
     Gain from sales of property and equipment.........             --          (2,051)       (615)
     Changes in operating assets and liabilities:
       Accounts receivable.............................        452,164        (171,073)   (129,595)
       Costs and estimated earnings in excess of
          billings on uncompleted contracts............        166,893        (238,811)    (20,577)
       Inventory.......................................        (62,250)        (42,082)    (57,410)
       Prepaid expenses................................        (56,989)          3,395     (40,494)
       Accounts payable................................       (374,950)        447,676     (49,843)
       Billings in excess of costs and estimated
          earnings on uncompleted contracts............        (18,303)         21,303          --
       Accrued expenses................................         26,435          19,020    (116,927)
                                                             ---------       ---------   ---------
          Net cash (used in) provided by operating
            activities.................................        223,567         470,140    (404,593)
                                                             ---------       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment........             --          25,600       7,100
  Purchases of property and equipment..................        (86,822)       (215,511)    (64,995)
                                                             ---------       ---------   ---------
          Net cash used in investing activities........        (86,822)       (189,911)    (57,895)
                                                             ---------       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt.................        (81,138)       (136,464)    (33,917)
  Proceeds from long-term debt.........................             --         133,219      26,634
  Line of credit borrowings (repayments), net..........         35,000         (25,000)    440,000
  Note payable -- related party borrowings
     (repayments), net.................................             --        (100,000)    100,000
  Principal payments on short-term note payable........        (10,922)             --          --
  Proceeds from short-term note payable................        107,233              --          --
  Distributions to stockholders........................       (100,000)        (48,748)   (224,728)
                                                             ---------       ---------   ---------
          Net cash (used in) provided by financing
            activities.................................        (49,827)       (176,993)    307,989
                                                             ---------       ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...         86,918         103,236    (154,499)
CASH AND CASH EQUIVALENTS, beginning of period.........        124,522          21,286     175,785
                                                             ---------       ---------   ---------
CASH AND CASH EQUIVALENTS, end of period...............      $ 211,440       $ 124,522   $  21,286
                                                             =========       =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest.............................................      $  23,029       $  20,878   $  33,283
                                                             =========       =========   =========

                  See Notes to Combined Financial Statements.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     U.S. Trackworks, Inc. (a Michigan corporation) operates as a construction contractor, constructing, repairing and maintaining railroad tracks for private and government customers located primarily in the Midwest United States. The work is performed under various forms of contracts, including fixed-fee and time-and-material contracts. Northern Rail Service and Supply Co. (a Michigan corporation) operates in Michigan and provides maintenance services on railroad tracks primarily under time-and-material contracts.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION

     These combined financial statements include the accounts and results of operations of both U.S. Trackworks, Inc. and Northern Rail Service and Supply Co., which are commonly owned. U.S. Trackworks, Inc. and Northern Rail Service and Supply Co. are collectively referred to as the "Company." All significant intercompany transactions and balances have been eliminated in combination.

CASH AND CASH EQUIVALENTS

     For purposes of the combined balance sheets and the combined statements of cash flows, the Company considers cash and cash equivalents to include cash on hand and highly liquid debt instruments with an original maturity of three months or less.

INVENTORY

     Inventory, consisting principally of stored materials and parts to be used for contracts, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     The Company records property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Newly purchased equipment is depreciated over eight years and used equipment is depreciated over five years. Repairs to existing equipment that lengthen the asset's useful life are depreciated over three years.

     When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the combined statements of operations.

CONCENTRATION OF CREDIT RISK

     The Company's credit risk primarily relates to cash and accounts receivable. Cash is primarily held in bank accounts. Accounts receivable represent amounts due from the Company's customers. The Company performs continual credit evaluations of its customers and, from time to time, an individual customer's accounts receivable balance may represent a significant portion of the Company's total accounts receivable balance. At July 31, 1998, three customers individually accounted for 10% to 15% and in the aggregate accounted for approximately 39% of the Company's total accounts receivable balance. At December 31, 1997, one customer accounted for approximately 36% of the accounts receivable balance.

REVENUE AND COST RECOGNITION

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

the contracts. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined.

     Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract costs include all direct material, labor and equipment costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

INCOME TAXES

     The Company operates as an S Corporation. Accordingly, the income taxes related to the earnings of the Company are the responsibility of the owners; therefore, these combined financial statements do not reflect any federal or state income taxes for the Company.

SINGLE BUSINESS TAX

     The Company is subject to a single business tax in its incorporated state of Michigan. The tax is calculated on the apportioned activity of the Company in Michigan and is included in general and administrative expenses in the accompanying combined statements of operations.

USE OF ESTIMATES

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

3. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at July 31, 1998 and December 31, 1997:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Contract receivables........................................  $497,956     $966,668
Retainage...................................................    42,157       25,609
                                                              --------     --------
                                                              $540,113     $992,277
                                                              ========     ========

     Retained accounts receivable represents amounts retained by customers from contract billings and are payable to the Company upon satisfactory completion of contract terms. At July 31, 1998, all retainage was expected to be collected within one year.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to contracts in process at July 31, 1998 and December 31, 1997:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs incurred on uncompleted contracts.....................  $416,459    $  730,843
Estimated earnings..........................................   158,638       352,761
                                                              --------    ----------
                                                               575,097     1,083,604
Less billings to date.......................................   485,602       845,519
                                                              --------    ----------
                                                              $ 89,495    $  238,085
                                                              ========    ==========

     Contracts in process are included in the accompanying combined balance sheets under the following captions at July 31, 1998 and December 31, 1997:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $92,495      $259,388
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (3,000)      (21,303)
                                                              -------      --------
                                                              $89,495      $238,085
                                                              =======      ========

5. LINE OF CREDIT

     The Company has a revolving line of credit agreement collateralized by the assets of the Company with a credit limit of $550,000. The line of credit bears interest at the prime rate plus 1/2% (9% at July 31, 1998) which is payable monthly. The Company is subject to ongoing compliance with financial and other covenants under the line of credit, all of which the Company is in compliance or has obtained appropriate waivers at July 31, 1998. During the seven months ended July 31, 1998 and the year ended December 31, 1997, the weighted average amount outstanding on the line of credit was approximately $460,000 and $360,000, respectively, and the maximum amount outstanding was approximately $645,000 and $590,000, respectively. At July 31, 1998 and December 31, 1997, the balance outstanding under the line of credit is $500,000 and $465,000, respectively, and is due on demand. The line of credit was paid off in connection with the subsequent event discussed in Note 12.

6. LONG-TERM DEBT

     Long-term debt consists of the following at July 31, 1998 and December 31, 1997:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
Long-term note, paid off in 1998............................    $--        $24,416
Long-term note, paid off in 1998............................     --         19,096
Long-term note, paid off in 1998............................     --         15,886
Unsecured long-term note, paid off in 1998..................     --         21,740
                                                                ---        -------
                                                                 --         81,138
Less current maturities.....................................     --         68,015
                                                                ---        -------
                                                                $--        $13,123
                                                                ===        =======

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7. BENEFIT PLANS

     The Company participates in a defined contribution pension plan for certain union employees. The plan provides benefits to all employees covered under the union's collective bargaining agreement. The benefits are based upon the number of hours worked. The Company's practice is to fund amounts that are tax deductible and that are required by statute and applicable regulations. The Company contributed $15,460 related to the seven months ended July 31, 1998 and $33,167 and $31,118 related to the 1997 and 1996 plan years, respectively.

     The Company participates in a discretionary contribution pension plan for certain union employees. The plan provides for annual contributions at the discretion of management during years when the Company generates a profit. The Company contributed $7,000 related to the seven months ended July 31, 1998 and approximately $12,000 for both the 1997 and 1996 plan years.

     The Company maintains a non-contributory profit sharing plan for all non-union employees. The plan provides for annual contributions of up to 15% of wages earned during years when the Company generates a profit. The Company contributed $13,320 for the seven months ended July 31, 1998 and $20,952 for the 1997 plan year. No plan contributions were made in 1996.

     The Company maintains a 401(k) plan for certain employees of the Company that is funded by these employees through payroll deductions. The Company does not make any contributions to this plan.

     The Company also maintained life insurance policies on certain management personnel. These policies were designed to transfer to the insured personnel upon retirement and were included in deferred compensation in the accompanying combined balance sheet at December 31, 1997. During the seven months ended July 31, 1998, the Company transferred these policies to the insured personnel.

8. COMMON STOCK

     Common Stock consists of the following at July 31, 1998 and December 31, 1997:

                                                              JULY 31,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
U.S. Trackworks, Inc. -- $10 par value; 45,000 shares
  authorized, 26,314 shares issued and outstanding..........  $263,140     $263,140
Northern Rail Service and Supply Co. -- $10 par value;
  16,841 shares authorized, issued and outstanding..........   168,410      168,410
                                                              --------     --------
                                                              $431,550     $431,550
                                                              ========     ========

9. RELATED PARTY TRANSACTIONS

     Two management companies that are owned by a member of management provide certain management services to the Company, as well as lease office space and equipment to the Company. The Company incurred management fees to these management companies of approximately $48,000, $450,000 and $225,000 in the seven months ended July 31, 1998 and the years ended December 31, 1997 and 1996, respectively.

     The Company maintains a relationship with a subcontracting Company that is owned by a stockholder of the Company. Fees paid to the subcontractor in the seven months ended July 31, 1998 and December 31, 1997 were approximately $6,200 and $80,000, respectively. No fees were paid in 1996.

                           U.S. TRACKWORKS, INC. AND
                      NORTHERN RAIL SERVICE AND SUPPLY CO.

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain equipment under a noncancellable operating lease that expires in 1998. The remaining commitment under this operating lease was $4,365 and $14,550 at July 31, 1998 and December 31, 1997, respectively. Rent expense for the seven months ended July 31, 1998 and for the years ended December 31, 1997 and 1996 amounted to $24,232, $70,134 and $130,777, respectively.

LITIGATION

     The Company is engaged in various lawsuits arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

     The carrying amounts of these Items are a reasonable estimate of their fair value due to their short-term nature.

LINE OF CREDIT AND LONG-TERM DEBT

     The carrying amount of the line of credit facility approximates fair value as the interest rate fluctuates with changes in market conditions. The carrying amount of long-term debt, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value.

12. SUBSEQUENT EVENT

     On May 21, 1998, the stockholders of the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with RailWorks Corporation. Under the terms of the Agreement, the stockholders exchanged their stock of the Company for cash and stock of RailWorks Corporation. The transaction was completed on August 4, 1998.