Form 10-Q
period 1999-03-31
RAILWORKS CORP
filed 1999-05-14
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999

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

         13,897,372 shares of Common Stock were outstanding as of May 6, 1999.



--------------------------------------------------------------------------------

                              RailWorks Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements:
       Consolidated Balance Sheets as of March 31, 1999
                (unaudited) and December 31, 1998
       Consolidated Statements of Income for the three months ended
                March 31, 1999 (unaudited) and 1998 (unaudited) Consolidated Statements of Cash Flows for three months ended
                 March 31, 1999 (unaudited) and 1998 (unaudited) Notes to Consolidated Financial Statements (unaudited)

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations:
                Introduction
                Historical Results of Operations
                Liquidity and Capital Resources
                Year 2000

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION


            Items 1 through 6
            Signatures

Item 1 - Consolidated Financial Statements

                              RailWorks Corporation
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

                                                                         (unaudited)
                                                                          March 31,      December 31,
                                                                             1999            1998
                                                                          ---------       ---------
                               ASSETS
CURRENT ASSETS:
   Cash ............................................................      $   3,073       $   2,846
   Accounts receivable, net of allowance for doubtful accounts of
    $451 and $442 at March 31, 1999 and December 31, 1998,
     respectively ..................................................         88,432          77,181
   Costs and estimated earnings in excess of
     billings on uncompleted contracts .............................         31,328          24,792
   Inventories:
     Raw materials .................................................          9,998           7,535
     Finished goods ................................................          3,576           1,550
   Deferred tax asset ..............................................            951             870
   Other current assets ............................................          6,055           3,401
                                                                          ---------       ---------

                  Total current assets .............................        143,413         118,175
                                                                          ---------       ---------

PROPERTY, PLANT AND EQUIPMENT ......................................         29,880          14,514
LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION ...................          2,190           1,122
                                                                          ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, Net .................................         27,690          13,392
                                                                          ---------       ---------
OTHER ASSETS:
   Excess of cost over acquired net assets, net of amortization ....        131,842          93,845
   Deferred tax asset ..............................................             85              85
   Loans to officers................................................            959             959
   Other ...........................................................          1,758           2,180
                                                                          ---------       ---------
                  Total other assets ...............................        134,644          97,069
                                                                          ---------       ---------
                                                         Total .....      $ 305,747       $ 228,636
                                                                          =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt ............................      $  39,131       $     931
   Accounts payable and accrued liabilities ........................         38,309          35,436
   Accrued payroll and related withholdings ........................          5,162           3,777
   Billings in excess of costs and estimated
     earnings on uncompleted contracts .............................         14,158           5,958
   Other current liabilities .......................................          4,936           4,682
                                                                          ---------       ---------

                   Total current liabilities .......................        101,696          50,784
                                                                          ---------       ---------

LONG-TERM DEBT .....................................................         71,650          50,573
EXCESS OF ACQUIRED NET ASSETS OVER COST, net of amortization .......          8,605           8,662
OTHER LIABILITIES ..................................................         11,138           8,609
                                                                          ---------       ---------
                   Total long-term liabilities .....................         91,393          67,844
                                                                          ---------       ---------
                            Total liabilities ......................        193,089         118,628
                                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
    Series A, convertible preferred stock, $1.00 par value,
      authorized 10,000,000 shares, 13,700 shares issued
      and outstanding ..............................................             14              14
    Common stock, $0.01 par value, authorized 100,000,000 shares,
      13,803,530 issued and outstanding at March 31, 1999,
      13,703,530 issued and outstanding at December 31, 1998 .......            138             137
    Additional paid-in capital .....................................        122,309         121,296
    Retained earnings (deficit) ....................................         (9,803)        (11,439)
                                                                          ---------       ---------
                            Total stockholders' equity .............        112,658         110,008
                                                                          ---------       ---------
                                                        Total ......      $ 305,747       $ 228,636
                                                                          =========       =========

          See Accompanying Notes to Consolidated Financial Statements.

                              RailWorks Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                       Three Months Ended
                                                                             March 31
                                                                  -----------------------------
                                                                     1999              1998
                                                                  -----------        ----------
Revenues ...................................................      $    72,673        $   41,628
Contract costs .............................................           60,074            37,205
                                                                  -----------        ----------

Gross profit ...............................................           12,599             4,423
Selling, general and administrative expenses ...............            7,773             3,224
Depreciation and amortization expense ......................              991               (39)
Interest expense ...........................................            1,613               420
Interest and other income ..................................             (400)             (292)
                                                                  -----------        ----------

Income before income taxes .................................            2,622             1,110
Provision for income taxes .................................              986               444
                                                                  -----------        ----------
Net income .................................................      $     1,636        $      666
                                                                  ===========        ==========

Basic earnings per share ...................................      $       .12        $      .23
                                                                  ===========        ==========

Diluted earnings per share .................................      $       .11        $      .23
                                                                  ===========        ==========

Weighted average shares used in computing basic earnings
   per share ...............................................       13,775,752         2,959,291
                                                                  ===========        ==========

Weighted average shares used in computing diluted
   earnings per share ......................................       15,149,047         2,959,291
                                                                  ===========        ==========

          See Accompanying Notes to Consolidated Financial Statements.

                              RailWorks Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (in thousands, except share data)
                                   (unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                       ----------------------
                                                                         1999          1998
                                                                       --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................      $  1,636       $   666
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization ............................         1,954           (39)
       Deferred taxes ...........................................           (81)          424
       Gain on sale of equipment ................................           (32)           (8)
       Change in assets and liabilities:
        Accounts receivable and costs and estimated
          earnings in excess of billings on uncompleted contracts        10,048          (105)
        Inventory ...............................................          (164)          990
        Other current assets ....................................           366            70
        Accounts payable and accrued liabilities ................        (9,174)        1,722
        Accrued payroll and related withholdings ................         1,157           469
        Billings in excess of costs and estimated earnings on
          uncompleted contracts .................................        (2,228)       (3,107)
        Other current liabilities ...............................        (1,813)          418
        Other assets ............................................         2,751           (21)
        Other liabilities .......................................        (2,380)          (11)
                                                                       --------       -------

        Net cash provided by operating activities ...............         2,040         1,468
                                                                       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of equipment .........................         1,416             8
        Purchase of equipment and leasehold improvements ........        (1,031)          (65)
        Acquisition of subsidiaries, net of cash acquired .......       (34,130)           --
                                                                       --------       -------

        Net cash used in investing activities ...................       (33,745)          (57)
                                                                       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term borrowings ......................        63,519         2,019
        Repayment of long-term borrowings .......................       (31,587)       (3,605)
                                                                       --------       -------

        Net cash provided by (used in) financing activities .....        31,932        (1,586)
                                                                       --------       -------

NET INCREASE (DECREASE) IN CASH .................................           227          (175)

CASH, beginning of period .......................................         2,846         1,120
                                                                       --------       -------

CASH, end of period .............................................      $  3,073       $   945
                                                                       ========       =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest ......................      $  1,350       $   355
                                                                       ========       =======

  Cash paid during the period for income taxes ..................      $    564       $    66
                                                                       ========       =======

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

     In January 1999, the Company issued 100,000 shares of common stock as partial consideration for 100% of the outstanding common stock in the FCM Rail, Ltd. acquisition.

     The Company also issued an aggregate amount of $9,000,000 in promissory notes as partial consideration for the Midwest Railroad Construction & Maintenance Corporation of Wyoming, FCM Rail, Ltd., F&V Metro Contracting Corp. and Affiliates and Gantrex Group acquisitions.

          See Accompanying Notes to Consolidated Financial Statements.

                              RailWorks Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - ORGANIZATION

     RailWorks Corporation ("RailWorks" or the "Company") was incorporated in Delaware on March 20, 1998 and was initially capitalized on such date through the sale of 10 shares of Common Stock for an aggregate purchase price of $100. RailWorks seeks to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. RailWorks' strategy is to provide a full range of rail related services and products on a national basis and offer integrated rail system solutions. To accomplish this objective, RailWorks acquired, effective August 4, 1998, (the "Acquisitions") fourteen U.S. businesses (the "Founding Companies"), completed an initial public offering (the "Offering") of five million shares of its Common Stock on the same date (taken together "the Consolidation") and, subsequent to the Consolidation, acquired, through merger or purchase similar companies to expand its operations. RailWorks and the Founding Companies merged together upon consummation of the Offering.

     On November 4, 1998, the Company acquired substantially all of the net assets of Sheldon Electric, Inc. ("Sheldon"). Also, on November 4, 1998, the Company acquired the stock of Armcore Railroad Contractors, Inc.
("Armcore"), an Indiana corporation, located in Frankfort, Indiana.

     On January 7, 1999, the company acquired all the stock of MidWest Railroad Construction & Maintenance Corporation of Wyoming ("MidWest") which specializes in construction repair and maintenance of railroad tracks in various western states. On January 26, 1999, the Company acquired all the stock of Gantrex Group (Gantrex) which manufactures and supplies crane rail fastening systems including pad manufacturing, extrusion and continuous vulcanizing capabilities. On January 29, 1999, the Company acquired all the stock of FCM Rail, Ltd. ("FCM") which provides customized leasing services to users of on track rail equipment. In March 1999, the Company acquired all of the stock of F&V Metro Contracting Corp. and Affiliates ("F&V") which performs electrical and mechanical installations for transit and transportation agencies in the metropolitan New York City area. The combined purchase price for these first quarter 1999 acquisitions was $33,649,000 in cash, $9,000,000 of promissory notes payable and 100,000 shares of RailWorks Common Stock at an aggregate value of $1,000,000, plus the potential to receive earnouts if targeted revenue and profit goals are achieved over the next five years. The fair market value of assets purchased was $9,704,000 and the preliminary goodwill was approximately $33,945,000. The estimated fair market values are based upon preliminary estimates and assumptions and are subject to revision. Any additional purchase price paid will increase the goodwill reported.

     For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) ("Comstock" or the "Accounting Acquirer") has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission. The historical financial statements of RailWorks prior to August 4, 1998, are those of Comstock. The acquisitions of the remaining Founding Companies and subsequent acquired companies have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Statement No. 16 "Business Combinations". Each purchase price has been allocated to the assets and the liabilities assumed based upon the fair values at the date of acquisition.

NOTE 3 - CREDIT FACILITIES

     In the first quarter of 1999, RailWorks Corporation obtained two new credit facilities; a Bridge Term Facility and a Swingline Revolving Facility.

     The Bridge Term Facility (the "Bridge") is a non-revolving, $25,000,000 term commitment, issued on February 2, 1999, with a June 30, 1999 maturity date. The facility was an amendment to the Company's Revolving Credit Facility issued on August 4, 1998, including consistent pricing, terms and conditions. The Company borrowed $25,000,000 on the Bridge during the first quarter of 1999. The interest rate during the quarter was 9.00% and 8.5% for the remainder of the term. The full principal amount of $25,000,000 was repaid on April 8, 1999, see
Note 8. A 1.7% facility fee was paid on the Bridge.

      The Swingline Revolving Facility (the "Swingline") is a revolving commitment of $2,000,000 issued on January 5, 1999. The Swingline, which expires on August 4, 2001, was executed as an amendment to the Company's existing Revolving Credit Facility. The Swingline allows for borrowings and repayments within the Company's Revolving Credit Facility in increments of $1 directly with NationsBank, the agent under the Revolving Credit Facility. Interest is based upon consolidated leverage ratios in a pricing matrix which may be based upon prime or LIBOR. RailWorks borrowed against the Swingline during the first quarter and the balance outstanding as of March 31, 1999 was 583,387. The monthly fee for the facility is $250.

     A $2,150,000 letter of credit on the Company's Revolving Credit Facility was issued on February 26, 1999, related to the acquisition of Gantrex Group.

NOTE 4 - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share as of March 31, 1999 and 1998:

                                                 1999            1998
                                              ----------       ---------
Net income ............................      $ 1,636,000      $  666,000
                                             ===========      ==========

Shares used for calculating basic EPS .       13,775,752       2,959,291
Dilutive effect of:
     Stock options ....................            3,295               *
     Convertible preferred shares .....        1,370,000               *
                                              ----------       ---------

Shares used for calculating diluted EPS       15,149,047       2,959,291
                                             ===========      ==========

Basic EPS .............................      $       .12      $      .23
                                             ===========      ==========

Diluted EPS ...........................      $       .11      $      .23
                                             ===========      ==========

* There were no stock options and convertible preferred shares issued and outstanding during the three months ended March 31, 1998.

NOTE 5 - FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in each derivative's fair value be recognized into earnings unless specific hedge accounting criteria are met. The Company does not anticipate that SFAS No. 133 will have a material impact upon its operations.

INTEREST RATE SWAPS

     The Company has entered into an interest rate swap agreement to manage exposure to interest rate fluctuations. The outstanding agreement involves the exchange of floating rate interest payments for fixed rate interest payments over a specified time period without the exchange of any underlying principal amounts. The Company's credit exposure is limited to the fair value of the agreements, and the Company only enters into agreements with highly rated counterparties. The Company does not enter into interest rate swap agreements for trading or speculative purposes and matches the terms and contract notional amounts to existing debt. The net amounts paid or received under interest rate swap agreements are recognized as an adjustment to interest expense. The fair value of interest rate swap agreements is based upon the estimated cost to terminate the agreements, taking into account current interest rates and creditworthiness of the counterparties. The fair value at March 31, 1999, of the Company's $10,000,000 notional value interest rate swap was approximately $46,000.

     RailWorks entered into an interest rate collar on March 11, 1999, to hedge against significant interest rate changes. The transaction was comprised of two offsetting $50,000,000 interest rate swap options, which expired on March 31, 1999. In effect, the transactions provided RailWorks with a collar on the rate of the 10-year Treasury Swap at a floor of 5.73% and a ceiling of 6.23%. The rate did not vary outside of the collar and the options were not executed. There was no fee for this transaction.

     On April 4, 1999, RailWorks negotiated the termination of the previously disclosed $10,000,000 interest rate swap with First Union Bank. The bank agreed to pay a Termination Fee of $32,100 to RailWorks Corporation, to be recorded as a reduction in interest expense and which nullified the swap transaction.

NOTE 6 - SEGMENT REPORTING

     During 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In accordance with SFAS No. 131, the Company has three reportable segments: (1) transit services,
(2) rail construction, rehabilitation, repair and maintenance services and (3) rail products and supplies. The transit services segment provides transit construction and rehabilitation services, as well as installation of signaling, communications and electrical systems. The rail construction services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and supplies segment provides a broad range of rail related products, including treated wood ties. RailWorks evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses. Each of the segments follow a uniform set of accounting policies.

     The following matrix presents operational and financial condition data as of and for the three months ended March 31, 1999 for analysis by reportable segment (in thousands). For the three months ended March 31, 1998, Comstock operated in one reportable segment: Transit Services. Accordingly, no additional disclosures are required under SFAS No. 131.

                                             TRANSIT     RAIL PRODUCTS         RAIL         OTHER/
                                             SERVICES    AND SUPPLIES      CONSTRUCTION    CORPORATE        TOTAL
                                             --------    ------------      ------------    ---------        -----
Revenues from external
  Customers ............................      $48,758      $ 8,241            $16,326      $      --       $ 73,325
Intersegmental revenue .................           --          334                318             --            652
Depreciation/amortization ..............           32          429                565            928          1,954
Segment operating profit (loss) ........        1,806        1,508              1,187           (666)         3,835
Costs and estimated earnings in
  Excess of billings on
  Uncompleted contracts ................       28,673           --              2,655             --         31,328
Segment assets .........................       75,554       27,916             27,097        210,249        340,816
Capital expenditures ...................           73          234                692             32          1,031

     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):

REVENUES:
    Total revenues for reportable segments .........      $ 73,325
    Elimination of intersegment revenues ...........          (652)
                                                          --------
    Consolidated revenues ..........................      $ 72,673
                                                          ========
OPERATING PROFIT OR LOSS:
    Total profit or loss for reportable segments ...      $  3,835
                                                          ========

ASSETS:
    Total assets for reportable segments ...........      $340,816
    Elimination of intercompany receivables/payables          (551)
    Elimination of investments in subsidiaries .....       (34,518)
                                                          --------
    Consolidated assets ............................      $305,747
                                                          ========

NOTE 7 - CAPITAL STOCK AND STOCK OPTIONS

     The Company issued 100,000 shares of common stock as partial consideration for the acquisition of the outstanding stock of FCM Rail, Ltd.

     On August 13, 1998, the Company approved the 1998 Stock Incentive Plan (the "Plan") which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees (including officers of the Subsidiaries) and consultants. The Plan reserves for issuance 2,000,000 shares of common stock. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's board of directors.

     Under the terms of the Plan, the Company issued options to purchase 200,000 shares of common stock to a president and certain employees at one of the companies that RailWorks acquired during the first quarter of 1999. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant. Also under the Plan, the Company issued options to purchase 50,000 shares of common stock to an employee of RailWorks. The exercise price of the options was the market price of the stock on the date of grant. The options expire five years after the date of grant.

     In connection with acquisition of a subsidiary, the Company granted 10,000 options to purchase common stock to a non-employee as a finders fee. The value of the options has been included in the cost of the acquisition.

NOTE 8 - SUBSEQUENT EVENTS

DEBT ISSUANCE

     On April 1, 1999, the Company sold $125 million of Senior Subordinated Notes. The notes were sold in a private placement under Rule 144A under the Securities Act of 1933. The net proceeds from the offering were used to repay approximately $100 million of indebtedness with the remaining proceeds available for general corporate purposes including future acquisitions. The notes have an interest rate of 11.50%, payable semi-annually and are due in 2009 with no interim amortization requirements.

ACQUISITIONS

     On April 12, 1999, the Company acquired all the stock of McCord Treated Wood, Inc. and Birmingham Wood, Inc. ("McCord") which supply creosote treated wooden cross ties throughout the Southeastern United States. On April 30, 1999, the Company acquired all the stock of M-Track Enterprises ("M-Track") which specializes in rail transit construction, repair and maintenance of track in the metropolitan New York City area.

     The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The combined purchase price was $18,345,000 in cash and 93,842 shares of common stock, plus the potential to receive earnouts if targeted revenue and profit goals are achieved. The estimated fair market value of assets purchased was approximately $9,000,000 and the estimated goodwill recorded was $10,345,000. The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     For accounting and financial statement purposes, Comstock Holdings, Inc. ("Comstock" one of the Founding Companies) has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies in the consolidation. The historical financial statements prior to August 4, 1998 are those of Comstock. The Balance Sheet as of March 31, 1999, includes all companies acquired through that date. The Results of Operations for the three months ended March 31, 1999 and the Statement of Cash Flows for the three months ended March 31, 1999, include the results of Comstock for the entire period plus all other acquired companies from their date of acquisition.

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the Forward-Looking Statements. Factors that might cause such a difference include the risks described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Such factors may also cause substantial volatility in the market price of the Company's Common Stock.


HISTORICAL RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

     Revenue. Revenue increased $31.1 million, or 74.8%, from $41.6 million for the three months ended March 31, 1998 to $72.7 million for the three months ended March 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other nineteen companies that now comprise RailWorks Corporation.

     Gross Profit. Gross profit increased $8.2 million or 186.4%, from $4.4 million for the three months ended March 31, 1998 to $12.6 million for the three months ended March 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other nineteen companies that now comprise RailWorks. The gross profit percentage increased 6.7%, from 10.6% for the three months ended March 31, 1998 to 17.3% for the three months ended March 31, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the first quarter of 1999 by the consolidated group as compared to historical Comstock margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.5 million or 141.1%, from $3.2 million for the three months ended March 31, 1998 to $7.8 million for the three months ended March 31, 1999. The increase is due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the nineteen other companies that now comprise RailWorks Corporation. As a percentage of revenue, selling, general and administrative expenses increased from 7.7% for the three months ended March 31, 1998 to 10.7% for the three months ended March 31, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than Comstock.

     Net Income. Net income increased $1.0 million, or 145.6%, from $666,000 for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999, as a result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 RailWorks had working capital of approximately $41.7 million, a $25.7 million decrease from December 31, 1998 when working capital was $67.4 million. A majority of this decrease is attributable to the issuance of a $25 million short-term Bridge Term Facility, see Note 3. Net cash provided by operating activities was approximately $2.0 million for the three months ended March 31, 1999. Net cash used in investing activities was approximately $33.7 million for the three months ended March 31, 1999, which consisted of $34.1 million of cash for acquisitions. Net cash provided by financing activities for the three months ended March 31, 1999 was approximately $31.9 million, which included $63.5 million from the issuance of long-term borrowings, offset by debt repayment of approximately $31.6 million.

     Cash for future acquisitions and working capital will be financed by funds generated from operations, together with borrowings under a three-year, $75 million senior revolving credit facility (the "Credit Facility") which NationsBank, N.A. ("NationsBank") extended on August 4, 1998. Included in the Credit Facility is a $2 million Swingline Revolving Facility (the "Swingline"). The Swingline allows for borrowings and repayments within the Company's existing Credit Facility in increments of $1 with NationsBank directly. The Credit Facility and the Swingline expire on August 4, 2001, however RailWorks may request NationsBank to extend the agreement for two, one-year periods. The proceeds of the Credit Facility, including the Swingline are to be utilized for working capital, future acquisitions and letters of credit. The aggregate amount of letter of credit obligations that can be drawn against the Credit Facility shall not exceed $20 million.

     Interest on loans, commitment fees, and letter of credit fees are based upon consolidated leverage ratios in a pricing matrix. A facility fee of 2% was paid on the total Credit Facility and a $250 monthly fee is charged on the Swingline.

     In the first quarter of 1999, The Company obtained a Bridge Term Facility (the "Bridge"), a non-revolving, $25,000,000 term commitment, issued on February 2, 1999, with a June 30, 1999 maturity date. The facility was an amendment to the Company's Revolving Credit Facility issued on August 4, 1998, including consistent pricing, terms and conditions. The Company borrowed $25,000,000 on the Bridge during the first quarter of 1999. The interest rate during the quarter was 9.00% and 8.5% for the remainder of the term. The full principal amount of $25,000,000 was repaid on April 8, 1999, see Note 8. A 1.7% facility fee was paid on the Bridge.

     On April 1, 1999, the Company sold $125 million of Senior Subordinated Notes. The notes were sold in a private placement under Rule 144A under the Securities Act of 1933. The net proceeds from the offering were used to repay approximately $100 million of indebtedness, including the Bridge Term Facility and a substantial portion of the Credit Facility, with the remaining proceeds available for general corporate purposes including future acquisitions. The notes have an interest rate of 11.50%, payable semi-annually and are due in 2009 with no interim amortization requirements.

     As of May 6, 1999, RailWorks had borrowings outstanding of $8.0 million pursuant to the Credit Facility and $831,000 on the Swingline. Availability of borrowings will be subject to a borrowing base formula. The Credit Facility is secured by a first lien on all of the capital stock of RailWorks' subsidiaries and on all accounts receivable of RailWorks and its subsidiaries. The credit agreement

(the "Credit Agreement") governing the Credit Facility contains a negative pledge on all other assets of RailWorks and its Subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the Credit Facility. RailWorks may also finance future acquisitions with shares of Common Stock.

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

     The Company has identified potential deficiencies related to Year 2000 in its information systems and is in the process of addressing them through upgrades and other remediation. The Company expects to complete remediation and testing of its internal systems in the summer of 1999. With respect to other equipment with date sensitive operating controls, such as manufacturing equipment, HVAC, security and other similar systems, the Company is in the process of identifying those items which may require remediation or replacement. The Company expects to complete remediation or replacement and testing of these internal systems in the summer of 1999. The Company is in the process of identifying and contacting suppliers, both inventory and non-inventory and customers to determine the state of their Year 2000 readiness.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to be approximately $250,000. As of March 31, 1999, none of these funds had been spent. These costs are expected to include third party consultants, remediation of existing computer software and replacement and remediation of embedded chips. These costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve, as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties upon whom the Company relies on directly or indirectly, to be Year 2000 compliant.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $61.8 million of long-term debt under the Company's revolving credit agreement outstanding at March 31, 1999. Approximately 84% of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would have resulted in an approximate $260,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is either fixed rate debt or debt that has been essentially fixed through the use of interest rate swaps. The Company will from time to time enter into interest rate swaps on its debt, when it believes there is a clear financial advantage for doing so. The Company does not use derivative financial or commodity instruments for trading purposes and the use of such instrument is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is, in the aggregate, not material to the company's financial position, results of operations and cash flows.

     In March 1999, RailWorks entered into a hedge instrument with First Union National Bank known as a "swaption," or a collared swap for a notional amount of $50.0 million. This agreement, which carries no premium, allows the Company to "swap" into a fixed interest rate beginning March 31, 1999, at no lower than 5.73% and no higher than 6.23% against the current swap rate, which was 5.93% at the time of trade. This instrument protects the Company against dramatic swings in interest rates.


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         (i)      Changes in Securities

                  None.

         (ii)     Use of Proceeds

                  None.

         (iii)    Recent Sales of Unregistered Securities

     On January 26, 1999, 100,000 shares of unregistered Common Stock were issued to the owners of FCM Rail, Ltd., as partial consideration for 100% of the outstanding stock of FCM Rail, Ltd. in that acquisition. The stock was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

     Under the terms of the Plan, the Company issued options to purchase 200,000 shares of common stock to a president and certain employees at one of the companies that RailWorks acquired during the first quarter of 1999. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant. Also under the Plan, the Company issued options to purchase 50,000 shares of common stock to an employee of RailWorks. The exercise price of the options was the market price of the stock on the date of grant. The options expire five years after the date of grant.

     In connection with acquisition of a subsidiary, the Company granted 10,000 options to purchase common stock to a non-employee as a finders fee. The value of the options has been included in the cost of the acquisition.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibit List:

              10.1 Employment Agreement between RailWorks Corporation and Kenneth R. Burk dated as of May 10, 1999.

              27.1  Financial Data Schedule (for SEC filing purposes only)

         b)   Reports on Form 8-K

              In a Form 8-K dated March 17, 1999 and filed with the Securities and Exchange Commission on March 17, 1999, the Registrant filed the Company's December 31, 1998 consolidated financial statements as well as pro forma financial statements as of and for the year ended December 31, 1998, which included Gantrex Group, Midwest Railroad Construction & Maintenance Corporation of Wyoming, FCM Rail, Ltd. and F&V Metro Contracting Corp and affiliates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RailWorks Corporation


                                            /s/ Michael R. Azarela
                                            ------------------------------------

                                            By:  Michael R. Azarela
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:  May 12, 1999