Form 10-Q
period 1999-06-30
RAILWORKS CORP
filed 1999-08-13
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         13,897,372 shares of Common Stock were outstanding as of August 6, 1999.

-------------------------------------------------------------------------------

                             RailWorks Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements:
       Consolidated Balance Sheets as of June 30, 1999
                 (unaudited) and December 31, 1998
       Consolidated Statements of Income for the three months
                ended June 30, 1999 (unaudited) and 1998 (unaudited) Consolidated Statements of Income for the six months ended
                 June 30, 1999 (unaudited) and 1998 (unaudited)
       Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited) Consolidated Statements of Cash Flows for six months ended
                 June 30, 1999 (unaudited) and 1998 (unaudited)
       Notes to Consolidated Financial Statements (unaudited)

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

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION


            Items 1 through 6
            Signatures

Item 1 - Consolidated Financial Statements

                             RailWorks Corporation
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)


                                                                                           (unaudited)
                                                                                             June 30,       December 31,
                                                                                               1999             1998
                                                                                               ----             ----

                                     ASSETS
         CURRENT ASSETS:
            Cash .....................................................................       $   3,849        $   2,846
            Accounts receivable, net of allowance for doubtful accounts of
             $592 and $442 at June 30, 1999 and December 31, 1998, respectively ......         120,013           77,181
            Costs and estimated earnings in excess of
              billings on uncompleted contracts ......................................          49,691           24,792
            Inventories:
              Raw materials ..........................................................          14,056            7,535
              Finished goods .........................................................           5,040            1,550
            Deferred tax asset .......................................................             951              870
            Other current assets .....................................................           5,452            3,401
                                                                                             ---------        ---------

                           Total current assets ......................................         199,052          118,175
                                                                                             ---------        ---------

         PROPERTY, PLANT AND EQUIPMENT ...............................................          66,680           14,514
         LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION ............................           6,431            1,122
                                                                                             ---------        ---------
         PROPERTY, PLANT AND EQUIPMENT, Net ..........................................          60,249           13,392
                                                                                             ---------        ---------
         OTHER ASSETS:
            Excess of cost over acquired net assets, net of amortization .............         170,130           93,845
            Deferred tax asset .......................................................              85               85
            Loans to officers ........................................................           6,764              959
            Other ....................................................................           6,338            2,180
                                                                                             ---------        ---------
                           Total other assets ........................................         183,317           97,069
                                                                                             ---------        ---------
                                                                  Total ..............       $ 442,618        $ 228,636
                                                                                             =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
            Current maturities of long-term debt .....................................       $  10,193        $     931
            Accounts payable and accrued liabilities .................................          54,020           35,436
            Accrued payroll and related withholdings .................................           4,228            3,777
            Billings in excess of costs and estimated
              earnings on uncompleted contracts ......................................          11,965            5,958
            Other current liabilities ................................................          16,550            4,682
                                                                                             ---------        ---------

                            Total current liabilities ................................          96,956           50,784
                                                                                             ---------        ---------

         LONG-TERM DEBT ..............................................................         210,423           50,573
         EXCESS OF ACQUIRED NET ASSETS OVER COST, net of amortization ................           8,548            8,662
         OTHER LIABILITIES ...........................................................           8,828            8,609
                                                                                             ---------        ---------
                            Total long-term liabilities ..............................         227,799           67,844
                                                                                             ---------        ---------
                                     Total liabilities ...............................         324,755          118,628
                                                                                             ---------        ---------

         STOCKHOLDERS' EQUITY:
             Series A, convertible preferred stock, $1.00 par value, authorized
              10,000,000 shares, 13,700 shares issued and outstanding ................              14               14
             Common stock, $0.01 par value, authorized
              100,000,000 shares, 13,897,372  issued and outstanding at June 30, 1999,
              13,703,530 issued and outstanding at December 31, 1998 .................             139              137
             Additional paid-in capital ..............................................         123,273          121,296
             Accumulated other comprehensive income ..................................             105               --
             Retained earnings (deficit) .............................................          (5,668)         (11,439)
                                                                                             ---------        ---------

                                     Total stockholders' equity ......................         117,863          110,008
                                                                                             ---------        ---------
                                                                 Total ...............       $ 442,618        $ 228,636
                                                                                             =========        =========


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                (in thousands, except share and per share data)
                                  (unaudited)



                                                                                Three Months Ended
                                                                                      June 30
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------        -----------
           Revenues ...............................................       $    115,810        $    44,752
           Contract costs .........................................             91,998             39,938
                                                                          ------------        -----------
           Gross profit ...........................................             23,812              4,814
           Selling, general and administrative expenses ...........             11,434              3,662
           Depreciation and amortization expense ..................              1,579                (19)
           Interest expense .......................................              4,845                438
           Interest and other (income) expense, net ...............               (662)                 5
                                                                          ------------        -----------
           Income before income taxes .............................              6,616                728
           Provision for income taxes .............................              2,481                273
                                                                          ------------        -----------
           Net income .............................................       $      4,135        $       455
                                                                          ============        ===========

           Basic earnings per share ...............................       $        .30        $       .15
                                                                          ============        ===========

           Diluted earnings per share..............................       $        .27        $       .15
                                                                          ------------        -----------
           Weighted average shares used in computing basic earnings
              per share ...........................................         13,886,028          2,959,291
                                                                          ============        ===========

           Weighted average shares used in computing diluted earnings
              per share ...........................................         15,276,698          2,959,291
                                                                          ============        ===========

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (in thousands, except share and per share data)
                                  (unaudited)



                                                                                   Six Months Ended
                                                                                         June 30
                                                                            -------------------------------
                                                                                 1999               1998
                                                                            ------------        -----------
           Revenues .................................................       $    188,483        $    86,380
           Contract costs ...........................................            152,072             77,143
                                                                            ------------        -----------
           Gross profit .............................................             36,411              9,237
           Selling, general and administrative expenses .............             19,207              6,886
           Depreciation and amortization expense ....................              2,570                (58)
           Interest expense .........................................              6,458                858
           Interest and other (income) expense, net .................             (1,061)              (287)
                                                                            ------------        -----------
           Income before income taxes ...............................              9,237              1,838
           Provision for income taxes ...............................              3,466                717
                                                                            ------------        -----------
           Net income ...............................................       $      5,771        $     1,121
                                                                            ============        ===========

           Basic earnings per share .................................       $        .42        $       .38
                                                                            ============        ===========

                                                                            $        .38        $       .38
           Diluted earnings per share................................       ============        ===========

           Weighted average shares used in computing basic earnings
              per share .............................................         13,831,195          2,959,291
                                                                            ============        ===========

           Weighted average shares used in computing diluted earnings
              per share .............................................         15,209,696          2,959,291
                                                                            ============        ===========

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                                 (in thousands)
                                  (unaudited)


                                                                                             ACCUMULATED
                                                                                 ADDITIONAL     OTHER       RETAINED
                                                COMMON STOCK   PREFERRED STOCK    PAID-IN   COMPREHENSIVE   EARNINGS  COMPREHENSIVE
                                              SHARES    AMOUNT  SHARES AMOUNT     CAPITAL       INCOME      (DEFICIT)     INCOME
                                              ------    ------  ------ ------     -------       ------      ---------     ------
BALANCE, JANUARY 1, 1999 ................     13,704     $137     14     $14     $ 121,296      $    --     $(11,439)     $   --


 Issuance of common stock for acquisition        193        2     --      --         1,998           --           --          --
 Stock option compensation ..............         --       --     --      --            37           --           --          --
 Stock issuance costs ...................         --       --     --      --           (58)          --           --          --
 Foreign currency translation adjustment          --       --     --      --            --          105           --         105
 Net income .............................         --       --     --      --            --           --        5.771       5,771
                                              ------     ----     --     ---     ---------      -------     --------      ------

BALANCE, JUNE  30, 1999 .................     13,897     $139     14     $14     $ 123,273      $   105     $ (5,668)     $5,876
                                              ======     ====     ==     ===     =========      =======     ========      ======




                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                 (in thousands)
                                  (unaudited)

                                                                            ACCUMULATED
                                                                ADDITIONAL     OTHER       RETAINED
                               COMMON STOCK   PREFERRED STOCK    PAID-IN   COMPREHENSIVE   EARNINGS     COMPREHENSIVE
                             SHARES    AMOUNT  SHARES AMOUNT     CAPITAL       INCOME      (DEFICIT)     INCOME
                             ------    ------  ------ ------     -------       ------      ---------     ------
BALANCE, JANUARY 1, 1998     2,959     $30        --  $   --     $     --       $ --        $1,408       $   --

  Net income ...........        --      --        --      --           --         --         1,121        1,121
                             -----     ---       ---  ------     --------       ----        ------       ------

BALANCE, JUNE  30, 1998      2,959     $30        --  $   --     $     --       $ --        $2,529       $1,121
                             =====     ===       ===  ======     ========       ====        ======       ======









          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (in thousands)
                                  (unaudited)


                                                                                                        Six Months Ended
                                                                                                             June 30
                                                                                                     ------------------------
                                                                                                        1999           1998
                                                                                                     ---------        -------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income ...........................................................................    $   5,771        $ 1,121
           Adjustments to reconcile net income to net
              Cash used in operating activities:
                  Depreciation and amortization .................................................        5,144            (58)
                  Deferred taxes ................................................................          (81)            --
                  Gain on sale of equipment .....................................................          (10)            (8)
              Change in assets and liabilities:
                   Accounts receivable and costs and estimated
                      earnings in excess of billings on uncompleted contracts ...................      (14,151)        (6,016)
                   Inventory ....................................................................         (472)           471
                   Other current assets .........................................................        1,969           (303)
                   Accounts payable and accrued liabilities .....................................      (11,950)         5,069
                   Accrued payroll and related withholdings .....................................         (335)          (624)
                   Billings in excess of costs and estimated earnings on uncompleted contracts ..       (5,521)        (2,503)
                   Other current liabilities ....................................................          594          1,143
                   Other assets .................................................................        2,278           (188)
                   Other liabilities ............................................................       (5,073)            (5)
                                                                                                     ---------        -------

                        Net cash used in operating activities ...................................      (21,837)        (1,901)
                                                                                                     ---------        -------

           CASH FLOWS FROM INVESTING ACTIVITIES:
                   Proceeds from sale of equipment ..............................................        1,917              8
                   Purchase of equipment and leasehold improvements .............................       (7,402)          (163)
                   Loans to officers ............................................................       (5,805)            --
                   Acquisition of subsidiaries, net of cash acquired ............................      (72,695)            --
                                                                                                     ---------        -------

                        Net cash used in investing activities ...................................      (83,985)          (155)
                                                                                                     ---------        -------

           CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from long-term borrowings ............................................      141,246          8,986
                  Debt issuance costs ...........................................................       (4,160)            --
                  Proceeds from issuance of Senior Subordinated Notes ...........................      125,000             --
                  Repayment of long-term borrowings .............................................     (155,366)        (7,931)
                                                                                                     ---------        -------

                        Net cash provided by financing activities ...............................      106,720          1,055
                                                                                                     ---------        -------

           EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS ....................................          105             --

           NET INCREASE (DECREASE) IN CASH.......................................................          898         (1,001)

           CASH, beginning of period ............................................................        2,846          1,120
                                                                                                     ---------        -------

           CASH, end of period ..................................................................    $   3,849        $   119
                                                                                                     =========        =======

           SUPPLEMENTARY DISCLOSURES OF CASH FLOW
           INFORMATION:
             Cash paid during the period for interest ...........................................    $   2,300        $   588
                                                                                                     =========        =======

             Cash paid during the period for income taxes .......................................    $   1,180        $    66
                                                                                                     =========        =======

          See Accompanying Notes to Consolidated Financial Statements

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

         In January 1999, the Company issued 100,000 shares of common stock as partial consideration for 100% of the outstanding common stock in the FCM Rail, Ltd. acquisition. In April 1999, the Company issued 93,842 shares of common stock as partial consideration for 100% of the outstanding common stock in the McCord Treated Wood, Inc. and Birmingham Wood, Inc. acquisitions.

         During the first quarter of 1999, the Company issued an aggregate amount of $9,000,000 in promissory notes and deferred payments as partial consideration for the Midwest Railroad Construction & Maintenance Corporation of Wyoming, FCM Rail, Ltd., F&V Metro Contracting Corp. and Affiliates and Gantrex Group acquisitions. During the second quarter of 1999, the Company also issued an aggregate amount of $1,500,000 and $2,500,000 in promissory notes and deferred payments as partial consideration for the Pacific Northern Rail Contractors, Inc. and M-Track Enterprises, Inc. acquisitions, respectively.

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


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

     On January 7, 1999, the Company acquired all the stock of MidWest Railroad Construction & Maintenance Corporation of Wyoming ("MidWest") which specializes in construction, repair and maintenance of railroad tracks in various western states. On January 26, 1999, the Company acquired all the stock of Gantrex Group ("Gantrex") which manufactures and supplies crane rail fastening systems including pad manufacturing, extrusion and continuous vulcanizing capabilities. On January 29, 1999, the Company acquired all the stock of FCM Rail, Ltd. ("FCM") which provides customized leasing services to users of on track rail equipment. In March 1999, the Company acquired all of the stock of F&V Metro Contracting Corp. and Affiliates ("F&V") which performs electrical and mechanical installations for transit and transportation agencies in the metropolitan New York City area. The combined purchase price for these first quarter 1999 acquisitions was $33,649,000 in cash, $9,000,000 of promissory notes payable and deferred payments and 100,000 shares of RailWorks Common Stock at an aggregate value of $1,000,000, plus the potential to receive earnouts if targeted revenue and profit goals are achieved over the next five years. The fair market value of assets purchased was $9,704,000 and the preliminary goodwill was approximately $33,945,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

     On April 12, 1999, the Company acquired all the stock of McCord Treated Wood, Inc. and Birmingham Wood, Inc. ("McCord") which supply creosote treated wooden cross ties throughout the Southeastern United States. On April 30, 1999, the Company acquired all the stock of M-Track Enterprises, Inc. ("M-Track") which specializes in rail transit construction, repair and maintenance of track in the metropolitan New York City area. In May 1999, the Company acquired all of the stock of Pacific Northern Rail Contractors, Inc. ("PNR") which specializes in construction, repair and maintenance of railroad tracks throughout Canada. On June 3, 1999, the Company acquired all the stock of Neosho, Incorporated ("Neosho") which provides track and transit construction, repair and maintenance to public and private industrial customers nationally. On June 30, 1999, the company acquired all the stock of Earl Campbell Construction Company, Inc. ("Campbell") which specializes in construction, repair and maintenance of railroad tracks in various Southern states. The combined purchase price for these second quarter 1999 acquisitions was $40,794,000 in cash, $4,000,000 of promissory notes payable and deferred payments and 93,842 shares of common stock, plus the potential to receive earnouts if targeted revenue and profit goals are achieved over the next five years. The fair market value of assets purchased for the second quarter 1999 acquisitions was approximately $9,145,000 and the preliminary goodwill recorded was approximately $36,649,000. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

     For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies) ("Comstock" or the "Accounting Acquirer") has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission. The historical financial statements of RailWorks prior to August 4, 1998, are those of Comstock. The acquisitions of the remaining Founding Companies and subsequent acquired companies have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Statement No. 16 "Business Combinations". Each purchase price has been allocated to the assets and the liabilities assumed based upon the estimated fair values at the date of acquisition.


NOTE 3 - SENIOR SUBORDINATED NOTES

     On April 1, 1999, the Company sold $125 million of Senior Subordinated Notes. The notes were sold in a private placement under Rule 144A under the Securities Act of 1933 and were thereafter exchanged for similar notes which were registered under such Act. The net proceeds from the offering were used to repay approximately $100 million of indebtedness with the remaining proceeds available for general corporate purposes including future acquisitions. The notes have an interest rate of 11.50%, payable semi-annually and are due in 2009 with no interim amortization requirements.

     On April 4, 1999, RailWorks negotiated the termination of the previously disclosed $10,000,000 interest rate swap with First Union Bank. The Bank agreed to pay a Termination Fee of $32,100 to RailWorks Corporation, which was recorded as a reduction in interest expense and which nullified the swap transaction.


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

The following is the computation for the three months ended June 30, 1999 and 1998:


                                                                                   1999             1998
                                                                                   ----             ----

Net income .............................................................       $ 4,135,000       $  455,000
                                                                               ===========       ==========

Shares used for calculating basic EPS ..................................        13,886,028        2,959,291
     Dilutive effect of:
          Stock options ................................................            20,670                *
          Convertible preferred shares .................................         1,370,000                *
                                                                               -----------       ----------

Shares used for calculating diluted EPS ................................        15,276,698        2,959,291
                                                                               ===========       ==========

     Basic EPS .........................................................       $       .30       $      .15
                                                                               ===========       ==========
     Diluted EPS .......................................................       $       .27       $      .15
                                                                               ===========       ==========


* There were no stock options and convertible preferred shares issued and outstanding during the three months ended June 30, 1998.

The following is the computation for the six months ended June 30, 1999 and 1998:


                                                  1999               1998
                                                  ----               ----

Net income ............................       $ 5,771,000       $    1,121,000
                                              ===========       ==============


Shares used for calculating basic EPS..        13,831,195            2,959,291
     Dilutive effect of:
          Stock options ...............             8,501                    *
          Convertible preferred shares.         1,370,000                    *
                                              -----------       --------------

Shares used for calculating diluted EPS         5,209,696            2,959,291
                                              ===========       ==============

     Basic EPS ........................       $       .42       $          .38
                                              ===========       ==============

     Diluted EPS ......................       $       .38       $          .38
                                              ===========       ==============


* There were no stock options and convertible preferred shares issued and outstanding during the six months ended June 30, 1998.


NOTE 5 - SEGMENT REPORTING

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

     The following matrix presents operational and financial condition data as of and for the three months ended June 30, 1999 for analysis by reportable segment (in thousands). For the three months ended June 30, 1998 Comstock operated in one reportable segment: Transit Services. Accordingly, no additional disclosures are required under SFAS No. 131.



                                                        TRANSIT     RAIL PRODUCTS      RAIL        OTHER/
                                                        SERVICES    AND SUPPLIES   CONSTRUCTION   CORPORATE          TOTAL
                                                        --------    ------------   ------------   ---------          -----
Revenues from external
  Customers .....................................       $ 69,150       $13,812       $37,761       $     --        $120,723
Inter-segmental revenue .........................          1,686         1,363         1,864             --           4,913
Depreciation/amortization .......................             57           759         1,169          1,205           3,190
Segment operating profit (loss) .................          4,975         2,864         6,120         (3,160)         10,799
Segment assets ..................................        104,474        29,945        74,733        323,207         532,359



     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):

REVENUES:
    Total revenues for reportable segments ............    $ 120,723
    Elimination of intersegment revenues ..............       (4,913)
                                                           ---------

    Consolidated revenues .............................    $ 115,810
                                                           =========

OPERATING PROFIT OR LOSS:
    Total profit or loss for reportable segments ......    $  10,799
                                                           =========

ASSETS:
    Total assets for reportable segments ..............    $ 532,359
    Elimination of intercompany receivables/payables ..       (4,610)
    Elimination of investments in subsidiaries ........      (85,131)
                                                           ---------

    Consolidated assets ...............................    $ 442,618
                                                           =========



     The following matrix presents operational and financial condition data as of and for the six months ended June 30, 1999 for analysis by reportable segment (in thousands). For the six months ended June 30, 1998 Comstock operated in one reportable segment: Transit Services. Accordingly, no additional disclosures are required under SFAS No. 131.


                                                         TRANSIT    RAIL PRODUCTS     RAIL          OTHER/
                                                        SERVICES    AND SUPPLIES   CONSTRUCTION    CORPORATE         TOTAL
                                                        --------    ------------   ------------    ---------         -----
Revenues from external
  Customers .....................................       $117,908       $22,053       $54,087       $      --        $194,048
Inter-segmental revenue .........................          1,686         1,697         2,182              --           5,565
Depreciation/amortization .......................             89         1,188         1,734           2,133           5,144
Segment operating profit (loss) .................          6,781         4,372         7,307          (3,826)         14,634
Segment assets ..................................        104,474        29,945        74,733         323,207         532,359




     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):

REVENUES:
    Total revenues for reportable segments ............    $ 194,048
    Elimination of intersegment revenues ..............       (5,565)
                                                           ---------

    Consolidated revenues .............................    $ 188,483
                                                           =========
OPERATING PROFIT OR LOSS:
    Total profit or loss for reportable segments ......    $  14,634
                                                           =========

ASSETS:
    Total assets for reportable segments ..............    $ 532,359
    Elimination of intercompany receivables/payables ..       (4,610)
    Elimination of investments in subsidiaries ........      (85,131)
                                                           ---------

    Consolidated assets ...............................    $ 442,618
                                                           =========


NOTE 6 - CAPITAL STOCK AND STOCK OPTIONS

     The Company issued 93,842 shares of common stock as partial consideration for 100% of the outstanding common stock in the McCord Treated Wood, Inc. and Birmingham Wood, Inc. acquisitions.

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

     During the three months ended June 30, 1999 the Company issued options to purchase 100,000 shares of common stock to a president at one of the subsidiary companies. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant. Also during the quarter , the Company issued options to purchase 300,000 shares of common stock to two employees of RailWorks. The exercise price of the options was the market price of the stock on the dates of grant. The options expire ten years after the date of grant.


NOTE 7 - LOANS TO OFFICERS

       Pursuant to their employment agreements, certain officers of the Company have been granted loans for the payment of income taxes related to the stock grants. These loans have a term of five years, are interest bearing and are collateralized by the stock grant.


NOTE 8 - SUBSEQUENT EVENT

ACQUISITION

     On August 3, 1999, the Company acquired all the stock of Wood Waste Energy, Inc. ("Wood Waste") which collects used cross ties along the railroad rights of way and processes them into fuel which is sold to industrial customers.

CREDIT FACILITY

     On August 5, 1999 the Company expanded its $75 million Senior
Revolving Credit Facility (the "Credit Facility") to $105 million, including a $15 million Canadian Credit Facility. This expansion was accomplished as an amendment to the Company's existing Revolving Credit Facility with all terms and conditions remaining essentially the same. Also included in the Credit Facility is a $5 million Swingline Revolving Facility (the "Swingline"). The Swingline allows for borrowings and repayments within the Company's existing Credit Facility in increments of $1 with Bank of America, formerly NationsBank, directly. The Credit Facility expires on August 5, 2002, however RailWorks may request Bank of America to extend the agreement for a one-year period. The proceeds of any borrowings under the Credit Facility are to be utilized for working capital, future acquisitions and letters of credit.


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

     For accounting and financial statement purposes, Comstock Holdings, Inc. ("Comstock" one of the Founding Companies) has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies in the consolidation. The historical financial statements prior to August 4, 1998 are those of Comstock. The Balance Sheet as of June 30, 1999, includes all companies acquired through that date. The Results of Operations for the six months ended June 30, 1999 and the Statement of Cash Flows for the six months ended June 30, 1999, include the results of Comstock for the entire period plus all other acquired companies from their date of acquisition.

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



HISTORICAL RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     Revenue. Revenue increased $71.1 million, or 158.8%, from $44.8 million for the three months ended June 30, 1998 to $115.8 million for the three months ended June 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other twenty-four companies that now comprise RailWorks Corporation.

     Gross Profit. Gross profit increased $19.0 million or 394.6% from $4.8 million for the three months ended June 30, 1998 to $23.8 million for the three months ended June 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other twenty-four companies that now comprise RailWorks Corporation. The gross profit percentage increased from 10.8% for the three months ended June 30, 1998 to 20.6% for the three months ended June 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the second quarter of 1999 by the consolidated group as compared to historical Comstock margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million or 212.2%, from $3.7 million for the three months ended June 30, 1998 to $11.4 million for the three months ended June 30, 1999. The increase is due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the twenty-four other companies that now comprise RailWorks Corporation. As a percentage of revenue, selling, general and administrative expenses increased from 8.2% for the three months ended June 30, 1998 to 9.9% for the three months ended June 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than Comstock.

     Net Income. Net income increased $3.7 million, or 808.8%, from $455,000 for the three months ended June 30, 1998 to $4.1 million for the three months ended June 30, 1999, as a result of the items mentioned above.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

     Revenue. Revenue increased $102.1 million, or 118.2%, from $86.4 million for the six months ended June 30, 1998 to $188.5 million for the six months ended June 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other twenty-four companies that now comprise RailWorks Corporation.

     Gross Profit. Gross profit increased $27.2 million or 294.2% from $9.2 million for the six months ended June 30, 1998 to $36.4 million for the six months ended June 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the other twenty-four companies that now comprise RailWorks Corporation. The gross profit percentage increased from 10.7% for the six months ended June 30, 1998 to 19.3% for the six months ended June 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the second quarter of 1999 by the consolidated group as compared to historical Comstock margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.3 million or 178.9%, from $6.9 million for the six months ended June 30, 1998 to $19.2 million for the six months ended June 30, 1999. The increase is due to the fact that the 1998 data is that of Comstock alone. The 1999 data includes Comstock as well as the twenty-four other companies that now comprise RailWorks Corporation. As a percentage of revenue, selling, general and administrative expenses increased from 8.0% for the six months ended June 30, 1998 to 10.2% for the six months ended June 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than Comstock.

     Net Income. Net income increased $4.7 million, or 414.8%, from $1.1 million for the six months ended June 30, 1998 to $5.8 million for the six months ended June 30, 1999, as a result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999 RailWorks had working capital of approximately $102.1 million, a $34.7 million increase from December 31, 1998 when working capital was $67.4 million. Net cash used in operating activities was approximately $21.8 million for the six months ended June 30, 1999. Net cash used in investing activities was approximately $84.0 million for the six months ended June 30, 1999 which included $72.7 million of cash for acquisitions. Net cash provided by financing activities for the six months ended June 30, 1999 was approximately $106.7 million, which included $125 million from the issuance of Senior Subordinated Notes. Also included in financing activities was $141.2 million from the issuance of long-term borrowings, offset by debt repayment of approximately $155.4 million.

     As of July 30, 1999, RailWorks had borrowings outstanding of $64.5 million pursuant to the Credit Facility and $416,968 on the Swingline. Availability of borrowings will be subject to a borrowing base formula. The Credit Facility is secured by a first lien on all of the capital stock of RailWorks' subsidiaries and on all accounts receivable of RailWorks and its subsidiaries. The credit agreement (the "Credit Agreement") governing the Credit Facility contains a negative pledge on all other assets of RailWorks and its Subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the Credit Facility. RailWorks may also finance future acquisitions with shares of Common Stock.

     The Company believes that funds generated from operations, together with existing cash and borrowings under the amended and expanded Credit Facility, will be sufficient to finance its current operations, planned capital expenditures, pending acquisitions and internal growth for the foreseeable future. If the Company were to make a significant acquisition for cash, it may be necessary for the Company to obtain additional debt or equity financing.

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

     The Company has completed evaluation and testing of its internal information systems and has substantially completed remediation and upgrading of these systems. With respect to other equipment with date sensitive operating controls, such as manufacturing equipment, HVAC, security and other similar systems, the Company has substantially completed remediation or replacement of these items. The Company is continuing the process of identifying and contacting suppliers, both inventory and non-inventory and customers to determine the state of their Year 2000 readiness.

     Based upon the Company's current estimates, incremental out-of-pocket costs of its Year 2000 program are expected to not exceed $50,000. As of June 30, 1999, approximately $25,000 of these funds had been spent. These costs are expected to include limited use of third party consultants, remediation of existing computer software and/or replacement. These costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $62.3 million of long-term debt under the Company's revolving credit agreement outstanding at June 30, 1999. All of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on the floating rate debt would have resulted in an approximate $312,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company will from time to time enter into interest rate swaps on its debt, when it believes there is a clear financial advantage for doing so. The Company does not use derivative financial or commodity instruments for trading purposes and the use of such instrument is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is, in the aggregate, not material to the company's financial position, results of operations and cash flows. At June 30, 1999 there were no swaps outstanding.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         (i)   Changes in Securities

               None.

         (ii)  Use of Proceeds

               None.

         (iii) Recent Sales of Unregistered Securities

     On April 12, 1999, 93,842 shares of unregistered Common Stock were issued to the owners of McCord Treated Wood, Inc. and Birmingham Wood, Inc., as partial consideration for 100% of the outstanding stock in that acquisition. The stock was issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933.

     During the three months ended June 30, 1999, the Company issued options to purchase 100,000 shares of common stock to a president at one of the subsidiary companies. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant. Also during the quarter, the Company issued options to purchase 300,000 shares of common stock to two employees of RailWorks. The exercise price of the options was the market price of the stock on the dates of grant. The options expire ten years after the date of grant.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 27, 1999 the Company held its annual meeting of stockholders and two proposals were considered. All such proposals were approved by the stockholders.

          The first proposal was to elect the three nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

          Peter Alan Pasch:     For:     12,029,270      Against:    0        Abstain:    9,800
          Ronald Drucker:       For:     12,029,270      Against:    0        Abstain:    9,800
          John Kennedy:         For:     12,029,270      Against:    0        Abstain:    9,800

          Messrs. John Larkin, Michael Azarela, Scott Brace, R.C. Matney, Steve Goggin and Lambertus Tameling, whose terms have not expired, continued as directors. See Item 5 for information regarding a subsequent change in directors.

          The second proposal was to approve and ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the 1999 fiscal year. The following is a breakdown of the vote on such matter.

          Abstained                 For:                       Against:
          ---------                 ----                       --------
            6,000                   12,023,270                 9,800


Item 5.   Other Information

          Following the May 27, 1999 Annual Meeting of Stockholders, Mr. Steve Goggin and Mr. Lambertus Tameling resigned as members of the Company's Board of Directors. On July 27, 1999, the Board of Directors elected Mr. Kenneth R. Burk and Mr. Donald P. Traviss to fill the vacancies on the Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibit List:

          27.1 Financial Data Schedule (for SEC filing purposes only)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RailWorks Corporation


                                        /s/ Michael R. Azarela
                                        ---------------------------
                                        By:  Michael R. Azarela
                                             Executive Vice President and
                                             Chief Financial Officer

Date:  August 12, 1999