Form 10-Q
period 1999-09-30
RAILWORKS CORP
filed 1999-11-15
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from __________ to ____________

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

         14,255,706 shares of Common Stock were outstanding as of November 5, 1999.

--------------------------------------------------------------------------------

                             RailWorks Corporation

                                    CONTENTS


PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements:
       Consolidated Balance Sheets as of September 30, 1999
                 (unaudited) and December 31, 1998
       Consolidated Statements of Income for the three months
                 ended September 30, 1999 (unaudited) and 1998 (unaudited) Consolidated Statements of Income for the nine months ended
                 September 30, 1999 (unaudited) and 1998 (unaudited) Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1999 (unaudited) and 1998 (unaudited) Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1999 (unaudited) and 1998 (unaudited)
       Notes to Consolidated Financial Statements (unaudited)

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

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

            Items 1 through 6
            Signatures

Item 1 - Consolidated Financial Statements

                             RailWorks Corporation
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

                                                                                         (unaudited)
                                                                                         September 30,    December 31,
                                                                                              1999           1998
                                                                                         -------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash ............................................................................      $    5,318      $    2,846
    Accounts receivable, net of allowance for doubtful accounts of $491 and
      $442 at September 30, 1999 and December 31, 1998, respectively ................         134,359          77,181
    Costs and estimated earnings in excess of
      billings on uncompleted contracts .............................................          52,662          24,792
    Inventories:
      Raw materials .................................................................          13,031           7,535
      Finished goods ................................................................           4,815           1,550
    Deferred tax asset ..............................................................             951             870
    Other current assets ............................................................           5,757           3,401
                                                                                           ----------      ----------

                   Total current assets .............................................         216,893         118,175
                                                                                           ----------      ----------

PROPERTY, PLANT AND EQUIPMENT .......................................................          75,201          14,514
     LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION ...............................           9,192           1,122
                                                                                           ----------      ----------
 PROPERTY, PLANT AND EQUIPMENT, Net .................................................          66,009          13,392
                                                                                           ----------      ----------
 OTHER ASSETS:
      Excess of cost over acquired net assets, net of amortization ..................         183,337          93,845
      Deferred tax asset ............................................................              85              85
      Loans to officers .............................................................           6,764             959
      Other .........................................................................           8,321           2,180
                                                                                           ----------      ----------
                   Total other assets ...............................................         198,507          97,069
                                                                                           ----------      ----------
                                                         Total ......................      $  481,409      $  228,636
                                                                                           ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Current maturities of long-term debt ............................................      $   11,784      $      931
    Accounts payable and accrued liabilities ........................................          54,252          35,218
    Accrued interest payable ........................................................           9,707             218
    Accrued payroll and related withholdings ........................................           3,656           3,777
    Billings in excess of costs and estimated earnings on uncompleted contracts .....          13,434           5,958
    Other current liabilities .......................................................          14,296           4,682
                                                                                           ----------      ----------

                    Total current liabilities .......................................         107,129          50,784
                                                                                           ----------      ----------

 LONG-TERM DEBT .....................................................................         229,510          50,573
 EXCESS OF ACQUIRED NET ASSETS OVER COST, net of amortization .......................           8,491           8,662
 OTHER LIABILITIES ..................................................................          10,003           8,609
                                                                                           ----------      ----------
                    Total long-term liabilities .....................................         248,004          67,844
                                                                                           ----------      ----------
                             Total liabilities ......................................         355,133         118,628
                                                                                           ----------      ----------

 STOCKHOLDERS' EQUITY:
    Series A, convertible preferred stock, $1.00 par value, authorized
         10,000,000 shares, 13,700 shares issued and outstanding ....................              14              14
    Common stock, $0.01 par value, authorized 100,000,000 shares,
         13,955,706 issued and outstanding at September 30, 1999,
         13,703,530 issued and outstanding at December 31, 1998  ....................             139             137
    Additional paid-in capital ......................................................         123,973         121,296
    Accumulated other comprehensive income...........................................             123              --
    Retained earnings (deficit) .....................................................           2,027         (11,439)
                                                                                           ----------      ----------

                             Total stockholders' equity .............................         126,276         110,008
                                                                                           ----------      ----------
                                                         Total ......................      $  481,409      $  228,636
                                                                                           ==========      ==========


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                                1999              1998
                                                                            ------------       ------------
Revenues..............................................................      $    137,425       $     53,077
Contract costs .......................................................           105,970             44,755
                                                                            ------------       ------------

Gross profit .........................................................            31,455              8,322
Selling, general and administrative expenses .........................            12,082              4,677
Non-recurring expenses ...............................................                --             19,965
Transaction fees .....................................................                --              1,281
Depreciation and amortization expense ................................             1,802                803
                                                                            ------------       ------------

Operating income (loss) ..............................................            17,571            (18,404)
Interest expense .....................................................             5,913                651
Interest and other (income) expense, net .............................              (651)              (269)
                                                                            ------------       ------------
Income (loss) before income taxes ....................................            12,309            (18,786)
Provision for income taxes ...........................................             4,616                250
                                                                            ------------       ------------
Net income (loss) ....................................................      $      7,693       $    (19,036)
                                                                            ============       ============

Basic earnings (loss) per share ......................................      $        .55       $      (1.72)
                                                                            ============       ============

Diluted earnings (loss) per share ....................................      $        .50       $      (1.72)
                                                                            ============       ============

Weighted average shares used in computing basic earnings
   (loss) per share ..................................................        13,939,220         11,035,687
                                                                            ============       ============

Weighted average shares used in computing diluted earnings
   (loss) per share ..................................................        15,311,523         11,035,687
                                                                            ============       ============

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                 -------------------------------
                                                                                     1999              1998
                                                                                 ------------       ------------

Revenues ..................................................................      $    325,908       $    139,457
Contract costs ............................................................           258,043            121,898
                                                                                 ------------       ------------

Gross profit ..............................................................            67,865             17,559
Selling, general and administrative expenses ..............................            31,290             11,563
Non-recurring expenses ....................................................                --             19,965
Transaction fees ..........................................................                --              1,281
Depreciation and amortization expense .....................................             4,372                745
                                                                                 ------------       ------------

Operating income (loss) ...................................................            32,203            (15,995)
Interest expense ..........................................................            12,370              1,508
Interest and other (income) expense, net ..................................            (1,713)              (556)
Income (loss) before income taxes .........................................            21,546            (16,947)
Provision for income taxes ................................................             8,080                967
                                                                                 ------------       ------------
Net income (loss) .........................................................      $     13,466       $    (17,914)
                                                                                 ============       ============
Basic earnings (loss) per share ...........................................      $        .97       $      (3.17)
                                                                                 ============       ============
Diluted earnings (loss) per share .........................................      $        .88       $      (3.17)
                                                                                 ============       ============
Weighted average shares used in computing basic earnings
   (loss) per share .......................................................        13,867,599          5,651,896
                                                                                 ============       ============
Weighted average shares used in computing diluted earnings
   (loss) per share .......................................................        15,244,892          5,651,896
                                                                                 ============       ============

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1999
                                 (in thousands)
                                  (unaudited)

                                                                                             ACCUMULATED
                                             COMMON STOCK     PREFERRED STOCK   ADDITIONAL      OTHER      RETAINED
                                            ---------------   ---------------    PAID-IN    COMPREHENSIVE  EARNINGS   COMPREHENSIVE
                                            SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL        INCOME     (DEFICIT)      INCOME
                                            ------   ------   ------   ------    -------        ------     --------       ------

BALANCE, JANUARY 1, 1999 .................  13,704   $  137       14   $   14   $ 121,296      $     --    $(11,439)     $     --

Issuance of common stock for acquisitions      252        2       --       --       2,698            --          --            --
Stock option compensation ................      --       --       --       --          37            --          --
Stock issuance costs .....................      --       --       --       --         (58)           --          --            --
Foreign currency translation adjustment ..      --       --       --       --          --           123          --           123
Net income ...............................      --       --       --       --          --            --      13,466        13,466
                                            ------   ------   ------   ------   ---------      --------    --------      --------

BALANCE, SEPTEMBER  30, 1999 .............  13,956   $  139       14   $   14   $ 123,973      $    123    $  2,027      $ 13,589
                                            ======   ======   ======   ======   =========      ========    ========      ========



                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                 (in thousands)
                                  (unaudited)

                                                                                            ACCUMULATED
                                             COMMON STOCK     PREFERRED STOCK   ADDITIONAL     OTHER      RETAINED
                                            ---------------   ---------------    PAID-IN   COMPREHENSIVE  EARNINGS   COMPREHENSIVE
                                            SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       INCOME     (DEFICIT)      INCOME
                                            ------   ------   ------   ------    -------       ------     --------       ------

BALANCE, JANUARY 1, 1998 ...............    2,960    $   30       --   $   --   $     --     $    --       $  1,406    $     --

Issuance of common stock for Founding
  Companies ............................    5,908        59       --       --     54,023          --            --           --
Non-cash compensation charge ...........    1,206        12       --       --     14,861          --            --           --
Initial public offering, net of
   underwriting discount and offering
   expenses ............................    5,000        50       --       --     52,437          --            --           --
Net loss ...............................       --        --       --       --         --          --        (17,914)    (17,914)
                                           ------    ------   ------   ------   --------     -------       --------    --------
BALANCE, SEPTEMBER  30, 1998 ...........   15,074    $  151       --   $   --   $121,321     $    --       $(16,508)   $(17,914)
                                           ======    ======   ======   ======   ========     =======       ========    ========


          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in thousands)
                                  (unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              1999            1998
                                                                                           ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...................................................................      $   13,466      $  (17,914)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
       Depreciation and amortization ................................................           9,241             745
       Non-cash compensation charge .................................................              --          14,873
       Deferred taxes ...............................................................             (81)             --
       Gain on sale of equipment ....................................................             (25)             (3)
   Change in assets and liabilities:
        Accounts receivable and costs and estimated earnings in  excess of
            billings on uncompleted contracts .......................................         (31,230)         (6,679)
        Inventory ...................................................................             571             183
        Other current assets ........................................................           1,922            (667)
        Accounts payable and accrued liabilities ....................................         (11,453)          4,730
        Accrued interest payable ....................................................           9,489            (238)
        Accrued payroll and related withholdings ....................................          (1,240)           (343)
        Billings in excess of costs and estimated earnings on
              uncompleted contracts .................................................          (4,052)         (3,920)
        Other current liabilities ...................................................          (2,892)         (2,225)
        Other assets ................................................................           1,728            (120)
        Other liabilities ...........................................................          (9,969)          5,073
                                                                                           ----------      ----------

             Net cash used in operating activities ..................................         (24,525)         (6,505)
                                                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of equipment .............................................           2,062               3
        Purchase of equipment and leasehold improvements ............................         (11,810)           (914)
        Loans to officers ...........................................................          (5,805)             --
        Acquisition of subsidiaries, net of cash acquired ...........................         (89,180)        (51,139)
                                                                                           ----------      ----------
             Net cash used in investing activities ..................................        (104,733)        (52,050)
                                                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings on revolving line of credit ......................         (19,300)         38,300
       Payment of loan origination fees .............................................            (532)         (1,520)
       Proceeds from issuance of common stock, net ..................................              --          52,487
       Proceeds from long-term borrowings ...........................................          28,576          11,025
       Debt issuance costs ..........................................................          (5,150)             --
       Proceeds from issuance of senior subordinated notes ..........................         173,938              --
       Repayment of long-term borrowings ............................................         (45,925)        (39,652)
                                                                                           ----------      ----------
             Net cash provided by financing activities ..............................         131,607          60,640
                                                                                           ----------      ----------
EXCHANGE RATE EFFECT ON CASH .................... ...................................             123              --

NET INCREASE IN CASH ................................................................           2,349           2,085

CASH, beginning of period ...........................................................           2,846           1,120
                                                                                           ----------      ----------

CASH, end of period .................................................................      $    5,318      $    3,205
                                                                                           ==========      ==========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ..........................................      $    4,698      $    1,269
                                                                                           ==========      ==========

  Cash paid during the period for income taxes ......................................      $    5,769      $      118
                                                                                           ==========      ==========


          See Accompanying Notes to Consolidated Financial Statements

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

         In January 1999, the Company issued 100,000 shares of common stock as partial consideration for 100% of the outstanding common stock in the FCM Rail, Ltd. acquisition. In April 1999, the Company issued 93,842 shares of common stock as partial consideration for 100% of the outstanding common stock in the McCord Treated Wood, Inc. and Birmingham Wood, Inc. acquisitions. In July 1999, the Company issued 58,334 shares of common stock as additional consideration for the November 1998 acquisition of Armcore Railroad Contractors, Inc.

          During the first quarter of 1999, the Company issued an aggregate amount of $9,000,000 in promissory notes and deferred payments as partial consideration for the Midwest Railroad Construction & Maintenance Corporation of Wyoming, FCM Rail, Ltd., F&V Metro Contracting Corp. and Affiliates and Gantrex Group acquisitions. During the second quarter of 1999, the Company also issued an aggregate amount of $1,500,000 and $2,500,000 in promissory notes and deferred payments as partial consideration for the Pacific Northern Rail Contractors, Inc. and M-Track Enterprises, Inc. acquisitions, respectively. During the third quarter of 1999, the Company issued an aggregate amount of $3,000,000 in promissory notes as partial consideration for the Wood Waste Energy, Inc. acquisition.

          See Accompanying Notes to Consolidated Financial Statements.

                             RailWorks Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - ORGANIZATION

     RailWorks Corporation ("RailWorks" or the "Company") was incorporated in Delaware on March 20, 1998 and was initially capitalized on such date through the sale of 10 shares of Common Stock for an aggregate purchase price of $100. RailWorks seeks to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. RailWorks' strategy is to provide a full range of rail related services and products on a national basis and offer integrated rail system solutions. To accomplish this objective, RailWorks acquired, effective August 4, 1998, (the "Acquisitions") fourteen U.S. businesses (the "Founding Companies"), completed an initial public offering (the "Offering") of five million shares of its Common Stock on the same date (taken together the "Consolidation") and, subsequent to the Consolidation, acquired, through merger or purchase similar companies to expand its operations. RailWorks and the Founding Companies merged together upon consummation of the Offering.

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

     On November 4, 1998, the Company acquired substantially all of the net assets of Sheldon Electric, Inc. ("Sheldon"). Also, on November 4, 1998, the Company acquired all of the outstanding stock of Armcore Railroad Contractors, Inc. ("Armcore"), an Indiana corporation, located in Frankfort, Indiana. During 1999, the Company recorded an additional $4,300,000 in goodwill related to the settlement of contingent purchase price payments and the resolution of the uncertainties related to the fair value of contracts acquired.

     On January 7, 1999, the Company acquired all of the outstanding stock of MidWest Railroad Construction & Maintenance Corporation of Wyoming ("MidWest") which specializes in construction, repair and maintenance of railroad tracks in various western states. On January 26, 1999, the Company acquired all of the outstanding stock of Gantrex Group ("Gantrex") which manufactures and supplies crane rail fastening systems including pad manufacturing, extrusion and continuous vulcanizing capabilities. On January 29, 1999, the Company acquired all of the outstanding stock of FCM Rail, Ltd. ("FCM") which provides customized leasing services to users of on track rail equipment. In March 1999, the Company acquired all of the outstanding stock of F&V Metro Contracting Corp. and Affiliates ("F&V") which performs electrical and mechanical installations for transit and transportation agencies in the metropolitan New York City area. The combined purchase price for these first quarter 1999 acquisitions was $36,000,000 in cash, $9,000,000 of promissory notes payable and deferred payments, and 100,000 shares of RailWorks Common Stock at an aggregate value of $1,000,000, plus the potential to receive earnouts if targeted revenue and profit goals are achieved over the next five years. The fair market value of assets purchased was $12,055,000 and the preliminary goodwill was approximately $33,945,000. Subsequent to the initial recording of goodwill, an additional $6,552,000 of goodwill has been recorded through September 30, 1999 relating to these first quarter 1999 acquisitions. Such adjustments reflect the settlement of contingent purchase price payments and the resolution of the uncertainties related to the fair value of contracts acquired.

     On April 12, 1999, the Company acquired all of the outstanding stock of McCord Treated Wood, Inc. and Birmingham Wood, Inc. ("McCord") which supply creosote treated wooden cross ties throughout the Southeastern United States. On April 30, 1999, the Company acquired all of the outstanding stock of M-Track Enterprises, Inc. ("M-Track") which specializes in rail transit construction, repair and maintenance of track in the metropolitan New York City area. In May 1999, the Company acquired all of the outstanding stock of Pacific Northern Rail Contractors, Inc. ("PNR") which specializes in construction, repair and maintenance of railroad tracks throughout Canada. On June 3, 1999, the Company acquired all the outstanding stock of Neosho, Incorporated ("Neosho") which provides track and transit construction, repair and maintenance to public and private industrial customers nationally. On June 30, 1999, the Company acquired all of the outstanding stock of Earl Campbell Construction Company, Inc. ("Campbell") which specializes in construction, repair and maintenance of railroad tracks in various Southern states. The combined purchase price for these second quarter 1999 acquisitions was $49,535,000 in cash, $4,000,000 of promissory notes payable and deferred payments and 93,842 shares of common stock at an aggregate value of $1,000,000 plus the potential to receive earn-outs if targeted revenue and profit goals are achieved over the next five years. The fair market value of assets purchased for the second quarter 1999 acquisitions was approximately $16,262,000 and the preliminary goodwill recorded was approximately $38,273,000. Subsequent to the initial recording of goodwill, an additional $2,208,000 of goodwill has been recorded through September 30, 1999 relating to these third quarter 1999 acquisitions. Such adjustments represent the resolution of litigation which was pending at the time of acquisition.

     On August 4, 1999, the Company acquired all of the outstanding stock of Wood Waste Energy, Inc. ("Wood Waste") which collects used cross ties along the railroad rights of way and processes them into fuel which is sold to industrial customers. The purchase price for this acquisition was $5,000,000 in cash and a $3,000,000 promissory note, plus the potential to receive earn-outs if targeted revenue and profit goals are achieved for the years ended December 31, 2000 and 2001. The fair market value of assets purchased was approximately $1,078,000 and the preliminary goodwill recorded was approximately $6,922,000.

     Assets acquired and liabilities assumed are recorded at their fair values at the time of acquisition. The excess of the purchase price over the net fair value is allocated to goodwill. The estimated fair values of acquired assets and liabilities are subject to adjustment pending finalization of, among other things, certain fixed asset appraisals and the quantification of contract and/or litigation uncertainties based on information which was not available at the time of acquisition but subsequently obtained. Goodwill is adjusted as these items are resolved as well as when, and if, additional contingent purchase price is paid. The Company evaluates periodically whether events and circumstances indicate that any goodwill is impaired.


NOTE 3 - SENIOR SUBORDINATED NOTES

     On September 30, 1999, the Company sold $50 million of its 11.5% senior subordinated notes (the "Notes"). The Notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company has filed a registration statement on Form S-4, pursuant to which it will offer to exchange registered notes that are substantially identical to the Notes for the Notes. The net proceeds from the offering were used to repay approximately $48 million of indebtedness under the senior revolving credit facility. The notes have an interest rate of 11.5%, payable semi-annually and are due in 2009 with no interim amortization requirements.


NOTE 4 - EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the three months ended September 30, 1999 and 1998:

                                                                 1999              1998
                                                                 ----              ----
Net income (loss) .....................................      $  7,693,000      $(19,036,000)
                                                             ============      ============

Shares used for calculating basic EPS .................        13,939,220        11,035,687
     Dilutive effect of:
          Stock options ...............................             2,303                --
          Convertible preferred shares ................         1,370,000                 *
                                                             ------------      ------------
Shares used for calculating diluted EPS ...............        15,311,523        11,035,687
                                                             ============      ============

     Basic EPS ........................................      $        .55      $      (1.72)
     Diluted EPS ......................................      $        .50      $      (1.72)

*There were no convertible preferred shares issued and outstanding during the three months ended September 30, 1998.

The following is the computation of basic and diluted earnings per share for the nine months ended September 30, 1999 and 1998:


                                                                 1999              1998
                                                                 ----              ----
Net income (loss) .....................................      $ 13,466,000      $(17,914,000)
                                                             ============      ============

Shares used for calculating basic EPS .................        13,867,599         5,651,896
     Dilutive effect of:
          Stock options ...............................             7,293                --
          Convertible preferred shares ................         1,370,000                 *
                                                             ------------      ------------

Shares used for calculating diluted EPS ...............        15,244,892         5,651,896
                                                             ============      ============
     Basic EPS ........................................      $        .97      $      (3.17)
                                                             ============      ============
     Diluted EPS ......................................      $        .88      $      (3.17)
                                                             ============      ============


*There were no convertible preferred shares issued and outstanding during the nine months ended September 30, 1998.


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

     The following table sets forth operational and financial condition data as of and for the three months ended September 30, 1999 for analysis by reportable segment (in thousands).

                                             TRANSIT       RAIL PRODUCTS       RAIL           OTHER/
                                             SERVICES      AND SUPPLIES    CONSTRUCTION      CORPORATE          TOTAL
                                             --------      ------------    ------------      ---------          -----
Revenues from external
 customers ...........................       $ 65,554      $     15,451    $     60,489      $      --       $ 141,494
Inter-segmental revenue ..............          1,020             1,557           1,492             --           4,069
Depreciation/amortization ............            133             1,067           1,532          1,365           4,097
Segment operating profit (loss) ......         11,849             3,247           6,377         (3,901)         17,572
Segment assets .......................        109,268            36,178          83,385        356,255         585,086


     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):


REVENUES:
    Total revenues for reportable segments ...........................      $ 141,494
    Elimination of inter-segment revenues ............................         (4,069)
                                                                            ---------

    Consolidated revenues ............................................      $ 137,425
                                                                            =========

ASSETS:
    Total assets for reportable segments .............................      $ 585,086
    Elimination of intercompany receivables/payables .................         (6,121)
    Elimination of investments in subsidiaries .......................        (97,556)
                                                                            ---------

    Consolidated assets ..............................................      $ 481,409
                                                                            =========

     The following table sets forth operational and financial condition data as of and for the three months ended September 30, 1998 for analysis by reportable segment (in thousands).

                                             TRANSIT       RAIL PRODUCTS       RAIL           OTHER/
                                             SERVICES      AND SUPPLIES    CONSTRUCTION      CORPORATE          TOTAL
                                             --------      ------------    ------------      ---------          -----
Revenues from external
 customers ...........................      $  33,206       $     5,630     $    14,491     $       --       $  53,327
Inter-segmental revenue ..............              0               250               0             --             250
Depreciation/amortization ............             (7)               76             256            478             803
Segment operating profit (loss) ......          1,477               775           1,304        (21,960)        (18,404)
Segment assets .......................         50,546             8,715          24,729        146,366         230,356


     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):


REVENUES:
    Total revenues for reportable segments ...........................      $  53,327
    Elimination of inter-segment revenues ............................           (250)
                                                                            ---------
    Consolidated revenues ............................................      $  53,077
                                                                            =========

ASSETS:
    Total assets for reportable segments .............................      $ 230,356
    Elimination of investments in subsidiaries .......................        (18,658)
                                                                            ---------
    Consolidated assets ..............................................      $ 211,698
                                                                            =========


     The following table sets forth operational and financial condition data as of and for the nine months ended September 30, 1999 for analysis by reportable segment (in thousands).

                                             TRANSIT       RAIL PRODUCTS       RAIL           OTHER/
                                             SERVICES      AND SUPPLIES    CONSTRUCTION      CORPORATE          TOTAL
                                             --------      ------------    ------------      ---------          -----
Revenues from external
  customers ..........................      $ 183,462      $     37,504      $  114,576     $       --       $ 335,542
Inter-segmental revenue ...............         2,706             3,254           3,674             --           9,634
Depreciation/amortization ............            222             2,255           3,266          3,498           9,241
Segment operating profit (loss) ......         18,630             7,619          13,684         (7,729)         32,204
Segment assets .......................        109,268            36,178          83,385        356,255         585,086

     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):


REVENUES:
    Total revenues for reportable segments ...........................      $ 335,542
    Elimination of inter-segment revenues ............................         (9,634)
                                                                            ---------
    Consolidated revenues ............................................      $ 325,908
                                                                            =========

ASSETS:
    Total assets for reportable segments .............................      $ 585,086
    Elimination of inter-company receivables/payables ................         (6,121)
    Elimination of investments in subsidiaries .......................        (97,556)
                                                                            ---------

    Consolidated assets ..............................................      $ 481,409
                                                                            =========

     The following table sets forth operational and financial condition data as of and for the nine months ended September 30, 1998 for analysis by reportable segment (in thousands).

                                             TRANSIT       RAIL PRODUCTS       RAIL           OTHER/
                                             SERVICES      AND SUPPLIES    CONSTRUCTION      CORPORATE          TOTAL
                                             --------      ------------    ------------      ---------          -----
Revenues from external
  Customers ..........................      $  119,586      $    5,630      $   14,491      $       --       $  139,707
Inter-segmental revenue ...............              0             250               0              --              250
Depreciation/amortization ............             (65)             76             256             478              745
Segment operating profit (loss) ......           3,886             775           1,304         (21,960)         (15,995)
Segment assets .......................          50,546           8,715          24,729         146,366          230,356



     The Company's reconciliation of segment totals to enterprise values are as follows (in thousands):


REVENUES:
    Total revenues for reportable segments ...........................      $ 139,707
    Elimination of inter-segment revenues ............................           (250)
                                                                            ---------

    Consolidated revenues ............................................      $ 139,457
                                                                            =========

ASSETS:
    Total assets for reportable segments .............................      $ 230,356
    Elimination of investments in subsidiaries .......................        (18,658)
                                                                            ---------

    Consolidated assets ..............................................      $ 211,698
                                                                            =========


NOTE 6 - CAPITAL STOCK AND STOCK OPTIONS

     During the three months ended September 30, 1999, the Company issued 58,334 shares of common stock in lieu of all future additional purchase price payments relating to the Armcore acquisition.

     On August 13, 1998, the Company approved the 1998 Stock Incentive Plan (the "Plan"), which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees (including officers of the Subsidiaries) and consultants. The Plan reserves for issuance 2,000,000 shares of common stock. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's board of directors.

     During the three months ended September 30, 1999 the Company issued options to purchase an aggregate of 172,500 shares of common stock to seven employees of RailWorks. The exercise price of the options was the market price of the stock on the date of grant.

The options expire ten years after the date of grant. Also during the quarter, the Company issued options to purchase 10,000 shares of common stock to a newly appointed outside director of RailWorks. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant.


NOTE 7 - FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

      The Company conducts a significant portion of its business through its subsidiaries. All of the Company's domestic subsidiaries have fully and unconditionally guaranteed the Notes ("Subsidiary Guarantors"). The Company's non-U.S. subsidiaries have not guaranteed the Notes (the "Non-Guarantor Subsidiaries"). The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

      Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 1999 and for the three and nine months ended September 30, 1999. The Company has not presented statements of operations for the three or nine months ended September 30, 1998 or a statement of cash flows for the nine months ended September 30, 1998 because during such periods all of the Company's subsidiaries had fully and unconditionally guaranteed the Notes. The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                                 (In thousands)
                                  (Unaudited)

                                                     RAILWORKS
                                                    CORPORATION                     NON-
                                                     (PARENT       GUARANTOR     GUARANTOR
                                                   COMPANY ONLY)  SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                   -------------  ------------  ------------     ------------      ------------
                     ASSETS:
CURRENT ASSETS:
    Cash .........................................   $    1,546     $    1,450   $    2,322      $       --         $     5,318
    Accounts receivable, net .....................           --        129,560       10,920          (6,121)(a)         134,359
    Costs and estimated earnings in excess
          of billings on uncompleted contracts ...           --         52,662           --              --              52,662
    Inventories:
          Raw Materials ..........................           --         10,278        2,753              --              13,031
          Finished goods .........................           --          3,393        1,422              --               4,815
    Deferred tax asset ...........................           --            951           --              --                 951
    Due (to) from Parent Company .................       64,377        (59,504)      (4,873)             --                  --
    Other current assets .........................           71          5,570          116              --               5,757
                                                     ----------     ----------   ----------      ----------          ----------

                Total current assets .............       65,994        144,360       12,660          (6,121)            216,893
                                                     ----------     ----------   ----------      ----------          ----------

INVESTMENT IN SUBSIDIARIES .......................      270,148             --           --        (270,148)(b)              --
                                                     ----------     ----------   ----------      ----------          ----------
PROPERTY, PLANT AND EQUIPMENT ....................          188         70,611        4,402              --              75,201
     LESS ACCUMULATED DEPRECIATION
           AND AMORTIZATION ......................           32          8,752          408              --               9,192
                                                     ----------     ----------   ----------      ----------          ----------
PROPERTY, PLANT AND
     EQUIPMENT, NET ..............................          156         61,859        3,994              --              66,009
                                                     ----------     ----------   ----------      ----------          ----------
OTHER ASSETS:
     Excess of cost over acquired net
          assets, net of amortization ............           --        163,593       19,744              --             183,337
     Deferred tax asset ..........................           --             85           --              --                  85
     Loans to officers ...........................        6,764             --           --              --               6,764
     Other .......................................        6,532          1,717           72              --               8,321
                                                     ----------     ----------   ----------      ----------          ----------
                 Total other assets ..............       13,296        165,395       19,816              --             198,507
                                                     ----------     ----------   ----------      ----------          ----------

                       Total .....................   $  349,594     $  371,614   $   36,470      $ (276,269)         $  481,409
                                                     ==========     ==========   ==========      ==========          ==========



(a)  Elimination of inter-company receivables/payables.
(b)  Elimination of investment in subsidiaries.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                     RAILWORKS
                                                    CORPORATION                     NON-
                                                      (PARENT      GUARANTOR     GUARANTOR
                                                   COMPANY ONLY)  SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -------------  ------------  ------------     ------------     ------------

LIABILITIES AND
STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt ............  $    5,750      $    6,034   $       --      $       --        $   11,784
  Accounts payable and accrued
      liabilities .................................       3,500          52,780        4,093          (6,121)(a)        54,252
  Accrued interest payable ........................       9,707              --           --              --             9,707
  Accrued payroll and related
      withholdings ................................          18           3,495          143              --             3,656
  Billings in excess of costs and estimated
      earnings on uncompleted contracts ...........          --          11,617        1,817              --            13,434
  Other current liabilities .......................       2,251          10,486        1,559              --            14,296
                                                     ----------      ----------   ----------      ----------         ----------

      Total current liabilities ...................      21,226          84,412        7,612          (6,121)          107,129
                                                     ----------      ----------   ----------      ----------         ----------

LONG TERM DEBT ....................................     210,688          16,722        2,100              --           229,510
EXCESS OF ACQUIRED NET
ASSETS OVER COST ..................................          --           8,491           --              --             8,491
OTHER LIABILITIES .................................       4,026           5,730          247              --            10,003
                                                     ----------      ----------   ----------      ----------         ----------
      Total long-term liabilities .................     214,714          30,943        2,347              --           248,004
                                                     ----------      ----------   ----------      ----------         ----------

         Total liabilities ........................     235,940         115,355        9,959          (6,121)          355,133
                                                     ----------      ----------   ----------      ----------         ----------
STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock ...........          14              --           --              --                14
  Common stock ....................................         109           2,116          122          (2,208)(b)           139
  Additional paid-in capital ......................     123,973         214,022       23,892        (237,914)(b)       123,973
  Accumulated other comprehensive income ..........          --              --          123              --               123
  Retained earnings (deficit) .....................     (10,442)         40,121        2,374         (30,026)(b)         2,027
                                                     ----------      ----------   ----------      ----------         ----------
         Total stockholders' equity  (deficit) ....     113,654         256,259       26,511        (270,148)          126,276
                                                     ----------      ----------   ----------      ----------         ----------

            Total .................................  $  349,594      $  371,614   $   36,470      $ (276,269)       $  481,409
                                                     ==========      ==========   ==========      ==========        ==========



(a)   Elimination of inter-company receivables/payables.
(b)   Elimination of investment in subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                  (unaudited)

                                                    RAILWORKS
                                                   CORPORATION                      NON-
                                                    (PARENT       GUARANTOR      GUARANTOR
                                                  COMPANY ONLY)  SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  -------------  ------------   ------------     ------------     ------------

Net Sales ...................................     $       --      $  128,671      $   12,823     $   (4,069)(a)    $  137,425
Cost of sales ...............................             --         101,331           8,708         (4,069)(a)       105,970
                                                  ----------      ----------      ----------     ----------        ----------

Gross profit ................................             --          27,340           4,115             --            31,455
Selling, general and administrative
    Expenses ................................          3,765           8,534           1,585             --            13,884
                                                  ----------      ----------      ----------     ----------        ----------
Income (loss) from operations ...............         (3,765)         18,806           2,530             --            17,571
Equity in earnings of subsidiaries ..........         12,094              --              --        (12,094)(b)            --
Interest expense ............................          5,297             561              55             --             5,913
Other (income), net .........................         (1,200)            607             (58)            --              (651)
                                                  ----------      ----------      ----------     ----------        ----------

Income (loss) before income taxes ...........          4,232          17,638           2,533        (12,094)           12,309
Income taxes ................................             --           3,231           1,385             --             4,616
                                                  ----------      ----------      ----------     ----------        ----------

Net income (loss) ...........................     $    4,232      $   14,407      $    1,148     $  (12,094)       $    7,693
                                                  ==========      ==========      ==========     ==========        ==========

(a)  Elimination of inter-company revenue.
(b)  Elimination of equity in earnings subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                  (unaudited)

                                                    RAILWORKS
                                                   CORPORATION                     NON-
                                                     (PARENT       GUARANTOR     GUARANTOR
                                                  COMPANY ONLY)  SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  -------------  ------------  ------------     ------------      ------------

Net Sales ...................................     $       --      $  309,993     $   25,548      $   (9,633)(a)     $  325,908
Cost of sales ...............................             --         251,024         16,652          (9,633)(a)        258,043
                                                  ----------      ----------     ----------      ----------         ----------

Gross profit ................................             --          58,969          8,896              --             67,865
Selling, general and administrative
    Expenses ................................          7,286          24,268          4,108              --             35,662
                                                  ----------      ----------     ----------      ----------         ----------

Income (loss) from operations ...............         (7,286)         34,701          4,788              --             32,203
Equity in earnings of subsidiaries ..........         24,494              --             --         (24,494)(b)             --
Interest expense ............................         11,152           1,096            122              --             12,370
Other (income), net .........................         (1,365)           (275)           (73)             --             (1,713)
                                                  ----------      ----------     ----------      ----------         ----------

Income (loss) before income taxes ...........          7,421          33,880          4,739         (24,494)            21,546
Income taxes ................................             --           5,714          2,366              --              8,080
                                                  ----------      ----------     ----------      ----------         ----------

Net income (loss) ...........................     $    7,421      $   28,166     $    2,373      $  (24,494)        $   13,466
                                                  ==========      ==========     ==========      ==========         ==========

(c)   Elimination of inter-company revenue.
(d)   Elimination of equity in earnings subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              RAILWORKS
                                                              CORPORATION                     NON-
                                                               (PARENT       GUARANTOR     GUARANTOR
                                                             COMPANY ONLY)  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                             -------------  ------------ ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss) .........................................   $   7,421    $  28,166    $    2,373    $ (24,494)(a)   $  13,466
 Adjustments to reconcile net income (loss)to net cash
    (used in) provided by  operating activities:
     Depreciation and amortization .........................          28        8,504           709           --           9,241
     Equity in earnings of subsidiaries ....................     (24,494)          --            --       24,494(a)           --
     Deferred income taxes .................................          --          (81)           --           --             (81)
     Gain on sale of equipment .............................          --          (16)           (9)          --             (25)
     Changes in operating assets and liabilities:
       Accounts receivable and costs and estimated
         earnings in excess of billings on uncompleted
         contracts .........................................          --      (26,378)       (4,852)          --         (31,230)
       Inventory ...........................................          --          226           345           --             571
       Other current assets ................................       1,077          754            91           --           1,922
       Accounts payable and accrued liabilities ............        (172)     (12,548)        1,267           --         (11,453)
       Accrued interest payable ............................       9,489           --            --           --           9,489
       Accrued payroll and related withholdings ............          17       (1,204)          (53)          --          (1,240)
       Billings in excess of costs and estimated earnings on
         uncompleted  contracts ............................          --       (5,869)        1,817           --          (4,052)
       Other current liabilities ...........................       1,823       (5,523)          808           --          (2,892)
       Other assets ........................................         557        1,185           (14)          --           1,728
       Other liabilities ...................................        (739)      (7,380)       (1,850)          --          (9,969)
       Due (to) from Parent ................................     (41,915)      37,042         4,873           --              --
                                                               ---------    ---------    ----------    ---------       ---------
         Net cash (used in) provided  by operating
             Activities ....................................     (46,908)      16,878         5,505           --         (24,525)
                                                               ---------    ---------    ----------    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment ...........................          --        2,005            57           --           2,062
 Purchase of equipment and leasehold improvements ..........        (103)     (10,908)         (799)          --         (11,810)
 Loans to officers .........................................      (5,805)          --            --           --          (5,805)
 Acquisitions of subsidiaries, net of cash acquire .........     (94,594)          --            --        5,414(b)      (89,180)
                                                               ---------    ---------    ----------    ---------       ---------
         Net cash (used in) provided by investing
             activities ....................................    (100,502)      (8,903)         (742)       5,414        (104,733)
                                                               ---------    ---------    ----------    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayment)borrowings on revolving line of  c .........     (19,300)          --            --           --         (19,300)
 Payment of loan origination fees ..........................        (532)          --            --           --            (532)
 Proceeds from long-term borrowings ........................          --       26,476         2,100           --         288,576
 Debt issuance costs .......................................      (5,150)          --            --           --          (5,150)
 Proceeds from issuance of Senior Subordinated Not .........     173,938           --            --           --         173,938
 Repayment of long-term borrowings .........................          --      (40,992)       (4,933)          --         (45,925)
                                                               ---------    ---------    ----------    ---------       ---------
          Net cash (used in) provided by financing
              Activities ...................................     148,956      (14,516)       (2,833)          --         131,607
                                                               ---------    ---------    ----------    ---------       ---------

EXCHANGE RATE EFFECT ON CASH ...............................          --           --           123           --             123

NET INCREASE IN CASH .......................................       1,546       (6,541)        1,930        5,414           2,349

CASH, Beginning of period ..................................          --        7,992           268       (5,414)(b)       2,846
                                                               ---------    ---------    ----------    ---------       ---------
CASH, End of period ........................................   $   1,546    $   1,451    $    2,321    $      --       $   5,318
                                                               =========    =========    ==========    =========       =========


(a)  Elimination of equity in earnings of subsidiary.
(b)  Elimination of cash acquired.

NOTE 8 - SUBSEQUENT EVENTS

ACQUISITION

     On October 22, 1999, the Company acquired all of the outstanding stock of
W. T. Byler Corporation ("Byler") which provides railroad construction and maintenance, grading, excavation, soil stabilization, concrete paving, asphalt paving and underground utilities construction to public and private industrial customers located throughout Texas and the other Gulf coast states.

TERM LOAN

     On October 29, 1999, the Company secured a $30 million term loan (the "Term Loan"). The Term Loan was established in conjunction with the Company's current revolving credit facility (the "Credit Facility") utilizing identical collateral. The Term Loan is due and payable in twenty (20) consecutive quarterly installments ranging from $75,000 to $7.2 million through October 29, 2004. The proceeds of the Term Loan were utilized to pay down the existing Credit Facility. The interest rate is variable based upon the bank's Base Rate plus 2% per annum.



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

     For accounting and financial statement purposes, Comstock Holdings, Inc. ("Comstock" one of the Founding Companies) has been identified as the accounting acquirer consistent with Staff Accounting Bulletin ("SAB") No. 97 of the Securities and Exchange Commission because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies in the consolidation. The historical financial statements prior to August 4, 1998 are those of Comstock. The Balance Sheet as of September 30, 1999, includes all companies acquired through that date. The Results of Operations for the three and nine months ended September 30, 1999 and 1998, and the Statement of Cash Flows for the nine months ended September 30, 1999 and 1998, include the results of Comstock for the entire period plus all other acquired companies from their date of acquisition.

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

      The following are some of the factors that could cause the Company's actual results to differ materially from the expected results described in the Company's forward looking statements:

         - Our operating companies do not have a combined operating history and, we may be unsuccessful integrating their decentralized operations.

         - We may be unable to complete and finance acquisitions and, if completed, we may be unable to successfully integrate such acquisitions.

         -        We may be unable to sustain historical growth rates.

         - We may not be able to retain certain customers on which we have been dependent on in the past.

         - We may be adversely impacted by competition, including competition for customers and new competitors entering the market.

         - Many of our contracts are public sector contracts, which are subject to the availability of public funds, which in turn depends upon lengthy and complex budgetary procedures.

         - The rail industry is cyclical and the demand for rail system services and products fluctuates in conjunction with overall economic conditions.

         - Since our workforce is unionized, we may be subject to unfavorable terms and conditions in future labor agreements.

         - We may not be able to attract, train and retain highly qualified key personnel.


HISTORICAL RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     Revenue. Revenue increased $84.3 million, or 158.9%, from $53.1 million for the three months ended September 30, 1998 to $137.4 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for one month and all fourteen original Founding Companies for the other two months in the quarter. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering.

     Transit services revenue increased $31.3 million, or 94.3%, from $33.2 million for the three months ended September 30, 1998 to $64.5 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for one month and Comstock and one other Founding Company for the other two months in the quarter. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering.

     Rail products and supplies revenue increased $8.5 million, or 157.4%, from $5.4 million for the three months ended September 30, 1998 to $13.9 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the other two months in the quarter. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering.

     Rail construction revenue increased $44.5 million, or 306.9%, from $14.5 million for the three months ended September 30, 1998 to $59.0 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the other two months in the quarter. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering.


     Gross Profit. Gross profit increased $23.2 million or 279.5% from $8.3 million for the three months ended September 30, 1998 to $31.5 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for one month and all fourteen original Founding Companies for the other two months in the quarter. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering. The gross profit percentage increased from 15.7% for the three months ended September 30, 1998 to 22.9% for the three months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the third quarter of 1999 by the consolidated group as compared to historical consolidated group margins.

     Transit services gross profit increased $11.1 million or 246.7% from $4.5 million for the three months ended September 30, 1998 to $15.6 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for one month and Comstock and one other Founding Company for the other two months in the quarter. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering. The gross profit percentage increased from 13.6% for the three months ended September 30, 1998 to 24.2% for the three months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the third quarter of 1999 by the consolidated group as compared to historical consolidated group margins.

     Rail products and supplies gross profit increased $4.2 million, or 381.2%, from $1.1 million for the three months ended September 30, 1998 to $5.3 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the other two months in the quarter. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering. The gross profit percentage increased from 20.4% for the three months ended September 30, 1998 to 38.1% for the three months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during the third quarter of 1999 by the consolidated group as compared to historical consolidated group margins.

     Rail construction gross profit increased $7.9 million, or 292.6%, from $2.7 million for the three months ended September 30, 1998 to $10.6 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the other two months in the quarter. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering. The gross profit percentage decreased from 18.6% for the three months ended September 30, 1998 to 18.0% for the three months ended September 30, 1999. This decrease was the result of lower profitability associated with the mix and type of work performed during the third quarter of 1999 by the consolidated group as compared to historical consolidated group margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.4 million or 157.4%, from $4.7 million for the three months ended September 30, 1998 to $12.1 million for the three months ended September 30, 1999. The increase is due to the fact that the 1998 data is that of Comstock alone for one month and all fourteen original Founding Companies for the other two months in the quarter. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering. Also recorded during the three months ended September 30, 1998 were one time non-recurring expenses of $20.0 million and IPO transaction fees of $1.3 million. There were no similar items recorded during the three months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses remained flat at 8.8% for the three months ended September 30, 1999 and 1998.

     Transit services selling, general and administrative expenses increased $700,000 or 23.3%, from $3.0 million for the three months ended September 30, 1998 to $3.7 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for one month and Comstock and one other Founding Company for the other two months in the quarter. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering. As a percentage of segment revenue, selling, general and administrative expenses decreased from 9.0% for the three months ended September 30, 1998 to 5.7% for the three months ended September 30, 1999. This percentage decrease was a result of acquired companies having lower overhead selling, general and administrative cost structures than Comstock.

     Rail products and supplies selling, general and administrative expenses increased $1.7 million, or 615.9%, from $276,000 for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the other two months in the quarter. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering. As a percentage of segment revenue, selling, general and administrative expenses increased from 5.6% for the three months ended September 30, 1998 to 14.4% for the three months ended September 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than the Founding Companies.

     Rail construction selling, general and administrative expenses increased $3.0 million, or 250.0%, from $1.2 million for the three months ended September 30, 1998 to $4.2 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the other two months in the quarter. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.3% for the three months ended September 30, 1998 to 7.1% for the three months ended September 30, 1999. This percentage increase was a result of acquired companies having lower overhead selling, general and administrative cost structures than the Founding Companies.

     Corporate selling, general and administrative expenses increased $2.0 million, or 1,000.0%, from $200,000 for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of an overhead structure to support all fourteen Founding Companies for two months in the period. The 1999 data is that of an overhead structure to support all fourteen Founding Companies as well as twelve additional companies acquired since the Offering. As a percentage of total revenue, selling, general and administrative expenses increased from .4% for the three months ended September 30, 1998 to 1.6% for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of an overhead structure to support all fourteen Founding Companies for two months in the period. The 1999 data is that of an overhead structure to support all fourteen Founding Companies as well as twelve additional companies acquired since the Offering.

     Net Income. Net income increased $26.7 million, from a loss of $19.0 million for the three months ended September 30, 1998 to a profit of $7.7 million for the three months ended September 30, 1999, as a result of the items mentioned above.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

     Revenue. Revenue increased $186.4 million, or 133.6%, from $139.5 million for the nine months ended September 30, 1998 to $325.9 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for seven months and all fourteen original Founding Companies for the other two months in the period. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering for the entire nine month period.

     Transit service revenue increased $61.2 million, or 51.2%, from $119.6 million for the nine months ended September 30, 1998 to $180.8 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for seven months and Comstock and one other Founding Company for the other two months in the period. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering for the entire nine month period.

     Rail products and supplies revenue increased $28.8 million, or 533.3%, from $5.4 million for the three months ended September 30, 1998 to $34.2 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for two months in the period. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering for the entire nine month period.

     Rail construction revenue increased $96.4 million, or 664.8%, from $14.5 million for the three months ended September 30, 1998 to $110.9 million for the three months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for two months in the period. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering for the entire nine month period.


     Gross Profit. Gross profit increased $50.3 million or 285.5% from $17.6 million for the nine months ended September 30, 1998 to $67.9 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for seven months and all fourteen original Founding Companies for the other two months in the period. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering for the entire nine month period. The gross profit percentage increased from 12.6% for the nine months ended September 30, 1998 to 20.8% for the nine months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to historical Comstock margins.

     Transit services gross profit increased $10.9 million or 77.9% from $14.0 million for the nine months ended September 30, 1998 to $24.9 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for seven months and Comstock and one other Founding Company for the other two months in the period. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering for the entire nine month period. The gross profit percentage increased from 11.7% for the nine months ended September 30, 1998 to 13.8% for the nine months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to historical consolidated Founding Company margins.


     Rail products and supplies gross profit increased $12.0 million, or 1,090.9%, from $1.1 million for the nine months ended September 30, 1998 to $13.1 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for two months in the period. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering for the entire nine month period. The gross profit percentage increased from 20.4% for the nine months ended September 30, 1998 to 38.3% for the nine months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to historical consolidated Founding Company margins.

     Rail construction gross profit increased $27.4 million, or 1,096.0%, from $2.5 million for the nine months ended September 30, 1998 to $29.9 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for two months in the period. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering for the entire nine month period. The gross profit percentage increased from 17.2% for the nine months ended September 30, 1998 to 27.0% for the nine months ended September 30, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to historical consolidated Founding Company margins.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.7 million or 169.8%, from $11.6 million for the nine months ended September 30, 1998 to $31.3 million for the nine months ended September 30, 1999. The increase is due to the fact that the 1998 data is that of Comstock alone for seven months and all original Founding Companies for the other two months in the period. The 1999 data includes the Founding Companies as well as twelve additional companies acquired since the Offering for the entire nine month period. Also recorded during the nine months ended September 30, 1998 were one time non-recurring expenses of $20.0 million and IPO transaction fees of $1.3 million. There were no similar items recorded during the nine months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased from 8.3% for the nine months ended September 30, 1998 to 9.6% for the nine months ended September 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than Comstock.

     Transit services selling, general and administrative expenses increased $1.8 million or 18.4%, from $9.8 million for the nine months ended September 30, 1998 to $11.6 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for seven months and Comstock and one other Founding Company for the other two months in the period. The 1999 data includes two Founding Companies as well as three additional companies acquired since the Offering for the entire nine month period. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.2% for the nine months ended September 30, 1998 to 6.4% for the nine months ended September 30, 1999. This percentage decrease was a result of acquired companies having lower overhead selling, general and administrative cost structures than Comstock.

     Rail products and supplies selling, general and administrative expenses increased $5.1 million, or 1,700.0%, from $276,000 for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for two months in the period. The 1999 data includes three Founding Companies as well as four additional companies acquired since the Offering for the entire nine month period. As a percentage of segment revenue, selling, general and administrative expenses increased from 5.6% for the nine months ended September 30, 1998 to 15.8% for the nine months ended September 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than the Founding Companies.

      Rail construction selling, general and administrative expenses increased $8.1 million, or 675.0%, from $1.2 million for the nine months ended September 30, 1998 to $9.3 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for two months in the period. The 1999 data includes eight Founding Companies as well as five additional companies acquired since the Offering for the entire nine month period. As a percentage of segment revenue, selling, general and administrative expenses increased from 8.3% for the nine months ended September 30, 1998 to 8.4% for the nine months ended September 30, 1999. This percentage increase was a result of acquired companies having higher overhead selling, general and administrative cost structures than the Founding Companies.

     Corporate selling, general and administrative expenses increased $4.7 million, or 1,566.7%, from $300,000 for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of an overhead structure to support all fourteen Founding Companies for two months in the period. The 1999 data is that of an overhead structure to support all fourteen Founding Companies as well as twelve additional companies acquired since the Offering for the entire nine month period. As a percentage of total revenue, selling, general and administrative expenses increased from .2% for the nine months ended September 30, 1998 to 1.5% for the nine months ended September 30, 1999. The increase was due to the fact that the 1998 data is that of an overhead structure to support all fourteen Founding Companies. The 1999 data is that of an overhead structure to support all fourteen Founding Companies as well as twelve additional companies acquired since the Offering.

     Net Income. Net income increased $31.4 million, from a loss of $17.9 million for the nine months ended September 30, 1998 to a profit of $13.5 million for the nine months ended September 30, 1999, as a result of the items mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999 RailWorks had working capital of approximately $109.8 million, a $42.4 million increase from December 31, 1998 when working capital was $67.4 million. Net cash used in operating activities was approximately $24.5 million for the nine months ended September 30, 1999. Net cash used in investing activities was approximately $104.7 million for the nine months ended September 30,1999 which included $89.2 million of cash for acquisitions. Net cash provided by financing activities for the nine months ended September 30, 1999 was approximately $131.6 million, which included $173.9 million from the issuance of Notes. Also included in financing activities was $28.6 million from the issuance of long-term borrowings, offset by debt repayment of approximately $45.9 million from long-term borrowings and net repayments of $19.3 million on the RailWorks Credit Facility.

     As of October 31, 1999, RailWorks had borrowings outstanding of $64.0 million pursuant to the Credit Facility and $2.7 million on the Swingline. The Company has $36.2 million remaining in available borrowings under the Credit Facility. Availability of borrowings will be subject to a borrowing base formula. The Credit Facility is secured by a first lien on all of the capital stock of RailWorks' subsidiaries and on all accounts receivable of RailWorks and its domestic subsidiaries. The credit agreement (the "Credit Agreement") governing the Credit Facility contains a negative pledge on all other assets of RailWorks and its subsidiaries and other usual and customary covenants and events of default for transactions of the type contemplated by the Credit Facility.

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

     The evaluation of the Company's state of readiness relating to its year 2000 issues is a continual process emphasizing a constant awareness of computer systems and business relationships that maybe sensitive to year 2000 issues. Management has categorized the activities necessary to solve the year 2000 issues into the identification and assessment phase, the remediation phase, and the testing and contingency planning phase. The identification and assessment phase includes conducting a comprehensive inventory and evaluation of all of the Company's IT systems and non-IT electronic equipment (collectively referred to as computer programs) to identify those computer programs that contain date sensitive features. Those computer programs that contain such features are then further evaluated and categorized as either mission critical or non-mission critical based upon their relative importance to the uninterrupted continuation of the Company's daily operations. Mission critical computer programs gain top priority when allocating the available resources to solve year 2000 issues.

     To date, the Company has substantially completed the identification, assessment, remediation, and testing of its internal information systems and other equipment with date sensitive operating controls, such as manufacturing equipment, HVAC, security and other similar systems.

     The Company has also been in communication with hardware and software vendors with whom the Company transacts business, third parties with whom the Company exchanges information electronically, major or sole source suppliers, government agencies, and major customers. The focus of these communications is to determine the state of readiness of each of these third parties with respect to their own year 2000 issues and how their progress may impact the Company.
The majority of responses received from third party inquiries indicate that they are working on their year 2000 issues, but the responses do not provide specific details. Follow-up action related to material third party inquiries and responses is expected to continue in 1999 as these material third parties progress in their own year 2000 readiness projects. The Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

      While the Company's management anticipates that all computer systems have been assessed, remedied and tested, there can be no assurance that all will be completely error free and that such programs will be compliant by such dates. We rely on third party software, equipment and services to conduct our business. While the Company believes it has made reasonable efforts to address this issue, it has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

      At this stage of the process, the Company believes that it is difficult to specifically identify the most reasonably likely worst case year 2000 scenario. The failure to correct a material year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, the inaccuracy of responses received from these third parties, and the potential shortage of skilled human resources to install and test upgraded software and equipment could result in interruptions to Company operations or business activities. Due to the general uncertainty inherent in the year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of the year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Insurance coverage available at this time is limited to business interruption resulting from fire, explosion, or related perils which are caused by a year 2000 system failure.

      Based upon the Company's current estimates, incremental out-of-pocket costs of its year 2000 program are expected to not exceed $50,000. As of September 30, 1999, approximately $40,000 of these funds had been spent. These costs are expected to include limited use of third party consultants, remediation of existing computer software and/or replacement. These costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $30.0 million of long-term debt under the Company's revolving credit agreement outstanding at September 30, 1999. All of that debt is priced at interest rates that float with market rates. A 50 basis point movement in the interest rate on the floating rate debt would have resulted in an approximate $150,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company will from time to time enter into interest rate swaps on its debt, when it believes there is a clear financial advantage for doing so. The Company does not use derivative financial or commodity instruments for trading purposes and the use of such instrument is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is, in the aggregate, not material to the company's financial position, results of operations and cash flows. At September 30, 1999 there were no swaps outstanding.



PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  None.

Item 2.  Changes in Securities and Use of Proceeds

         (i)      Changes in Securities

                  None.

         (ii)     Use of Proceeds

                  None.

         (iii)    Recent Sales of Unregistered Securities

             During the three months ended September 30, 1999, 58,334 shares of unregistered Common Stock were issued to the owners of Armcore, Inc., as partial consideration for 100% of the outstanding stock in that acquisition. The stock was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

             During the three months ended September 30, 1999 the Company issued options to purchase 172,500 shares of common stock to seven employees of RailWorks. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant. Also during the quarter, the Company issued options to purchase 10,000 shares of common stock to the newly appointed outside director of RailWorks. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant.

Item 3.     Default Upon Senior Securities

                 None.

Item 4.     Submission of Matters to a Vote of Security Holders

                 None.

Item 5.     Other Information

                 Peter A. Pasch resigned as director effective August, 1999.

Item 6.     Exhibits and Reports on Form 8-K

                  a)       Exhibit List:


                            4.1     -- Form of Supplemental Indenture adding Subsidiary Guarantors.

                           10.1     -- Amended and Restated Credit Agreement dated August 5, 1999 among RailWorks Corporation and of its Subsidiaries, the Lenders named therein, Bank of America, N.A., as Domestic
                                       Administrative Agent, Bank of America Canada, as Canadian Administrative Agent and
                                       First Union National Bank, as Documentation Agent.

                           10.2     -- Amendment No. 1 to the Amended and Restated Credit Agreement dated as of September 29, 1999 by and among RailWorks Corporation and Certain of its Subsidiaries, the Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent and Bank of America
                                       Canada, as Canadian Administrative Agent.

                           10.3     -- Amended and Restated Employment Agreement, dated August 4, 1999 between Michael R. Azarela and RailWorks Corporation.

                           10.4     -- Amended and Restated Employment Agreement, dated  August 4, 1999 between John G. Larkin and
                                       RailWorks Corporation.

                           10.5     -- Amendment to RailWorks Corporation 1998 Stock Incentive Plan effective January 1, 1999.

                           27.1        Financial Data Schedule (for SEC filing purposes only)


                  b) The Company filed a Current Report on Form 8-K on November 5, 1999 reporting the consummation of the acquisition of W. T. Byler, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RailWorks Corporation



                                            /s/ Michael R. Azarela
                                            -----------------------------------
                                            By:      Michael R. Azarela
                                            Executive Vice President and
                                            Chief Financial Officer



Date:  November 12, 1999

                                 EXHIBIT INDEX


EXHIBIT                                                                                   SEQUENTIALLY
NUMBER                               EXHIBIT                                              NUMBERED PAGE
------                               -------                                              -------------

 4.1             --  Form of Supplemental Indenture adding Subsidiary
                     Guarantors.

10.1             --  Amended and Restated Credit Agreement dated August 5,
                     1999 among RailWorks Corporation and Certain of its Subsidiaries, the Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent, Bank of America
                     Canada, as Canadian Administrative Agent and First Union
                     National Bank, as Documentation Agent.

10.2             --  Amendment No. 1 to the Amended and Restated Credit
                     Agreement dated as of September 29, 1999 by and among RailWorks Corporation and Certain of its Subsidiaries, the Lenders named therein, Bank of America, N.A., as Domestic
                     Administrative Agent and Bank of America Canada, as
                     Canadian Administrative Agent.

10.3             --  Amended and Restated Employment Agreement, dated
                     August 4, 1999 between Michael R. Azarela and RailWorks
                     Corporation.

10.4             --  Amended and Restated Employment Agreement, dated August
                     4, 1999 between John G. Larkin and RailWorks Corporation.

10.5             --  Amendment to RailWorks Corporation 1998 Stock Incentive
                     Plan effective January 1, 1999.

27.1                 Financial Data Schedule (for SEC filing purposes only)