Form 10-K405
period 1999-12-31
RAILWORKS CORP
filed 2000-02-29
CIK 1061857

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  (MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM              TO
                                               ------------    ------------

                        COMMISSION FILE NUMBER: 0-24639

                              RAILWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                        58-2382378
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

      1104 KENILWORTH DRIVE, SUITE 301
              BALTIMORE, MARYLAND                     21204
   (Address of principal executive offices)         (Zip code)

       Registrant's telephone number, including area code: (410) 512-0500

         Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of February 15, 2000 (based on the closing sale price of the Registrant's Common Stock as reported on The Nasdaq Stock Market on such date) was approximately $156.8 million.

    As of February 15, 2000, the registrant had 14,347,593 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by references in Part I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference in Part III.


================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                    REFERENCE
                                                                                                   -------------

                                                      PART I

Item 1.          Business......................................................................         2
Item 2.          Properties....................................................................         13
Item 3.          Legal Proceedings.............................................................         13
Item 4.          Submission of Matters to a Vote of Security Holders...........................         14
Item X.          Executive Officers of the Registrant..........................................         14


                                                     PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters...........................................................         16
Item 6.          Selected Financial Data.......................................................         16
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................         16
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk....................         16
Item 8.          Financial Statements and Supplementary Data...................................         16
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...........................................         17


                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant............................         17
Item 11.         Executive Compensation........................................................         17
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management................................................................         17
Item 13.         Certain Relationships and Related Transactions................................         17


                                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K...................................................................         18

                                     PART I

ITEM 1.  BUSINESS

       Unless the context otherwise requires, "we," "us," "our" or "RailWorks" refers to the business of RailWorks Corporation and its subsidiaries.

COMPANY OVERVIEW

       Our company was formed in March 1998. In August 1998, we acquired in separate concurrent transactions 14 groups of companies engaged principally in the rail system services and products business and we consummated our initial public offering, which we refer to as the IPO. We refer to these groups of companies as the Founding Companies. Since August 1998 through December 31, 1999, we acquired an additional 16 companies or groups of companies.

       We are a leading provider of integrated rail system services and products to a diverse base of customers throughout the United States. We provide a full range of rail-related services and products on a "turnkey" basis throughout North America and offer rail system solutions under the "RailWorks" brand. We provide:

       -      track construction, rehabilitation, repair and maintenance;
       - installation of electrification, communication and signaling equipment and systems for rail applications; and
       -      related products and services.

We provide these services to a wide variety of customers, including Class I, regional and shortline railroads, passenger rail and rail transit authorities and commercial and industrial companies. We also provide non-rail products and services such as electrical contracting, bridge and highway support structures and related concrete products to public agencies, commercial, power and industrial customers.

SERVICES AND PRODUCTS

       We operate in three business lines:

       -      transit services;
       -      rail track services; and
       -      rail products and supplies.

       Information with respect to segment operations and segment financial conditions as of and for the year ended December 31, 1999 is set forth in Note 18 of our Consolidated Financial Statements, which is incorporated herein by reference.

Transit Services

       Our transit services business includes all products and services that we provide to rail-based public transit agencies and authorities in various U. S. metropolitan markets. We typically contract with these agencies to install:

       - electric train traction power systems (by means of third rail or overhead catenary wiring),
       -      train control and signal systems,
       -      train, station and control center communications systems,
       - general electrical installations for lighting and other applications, and
       -      tunnel and station track.

Projects for new public transit lines generally include the installation of all of these systems. These projects may also involve track installation including excavation, grading, paving and drainage improvements as well as other rehabilitation projects.

       In addition, we leverage our knowledge of transit systems to provide cost-effective mechanical services, including installation of heating and air conditioning systems, ventilating and pump rooms, fan chambers, elevators and escalators. We have experience with rubber tired vehicular people mover systems, for which we have installed concrete guided trackway, power guide beam, central guidance rail, walkway and handrails.

       The duration and size of our transit contracts vary greatly depending on the scope of the project. Contracts for work on large-scale transit projects can exceed $100 million in value and take four or more years to complete. We have performed installations for most of the country's transit authorities, including those in Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, Portland, San Diego, San Francisco, St. Louis and Washington, D.C. We generally perform our services as either a prime contractor directly to the transit agencies or as a subcontractor to large civil engineering companies or equipment manufacturers.

       Contracts with transit authorities are competitively bid and awarded on a fixed price basis generally to the lowest bidder. As a result, we focus our business to:

       - provide accurate bid estimating to both win contracts and ensure a profit, and
       - monitor costs to ensure that projects are completed on time and within budget.

Our bid preparation and submission process is highly involved and draws on the expertise of many individuals within RailWorks. We carefully consider a variety of factors, including material prices, local labor rates and practices, our knowledge of the work site and practices of the transit authorities. We have a rigorous project review process that continually monitors the incurred labor and material costs against an initial plan in order to avoid overruns.

         As an outgrowth of our transit-related business, we also perform commercial real estate electrical installation work in the New York City metropolitan area and industrial electrical installation work throughout the United States. Contracts for these projects are pursued on an opportunistic basis; that is, when we have resources available and can realize attractive returns.

Rail Track Services

       Our rail track services business consists of providing rail design, construction and maintenance services to Class I, regional and shortline railroads and industrial companies with on-site rail infrastructure. Rail design is a highly specialized discipline and only a limited number of companies provide these services. We utilize our rail design capabilities to facilitate access to rail track projects. By having the ability to provide integrated design-build services, we have been successful in increasing our project flow.

       Our rail track services primarily involve the construction of main line segments, passing sidings, rail yards, connector segments between railroads and industrial sites, turnouts and track and road intersections. With respect to track maintenance, we enter into annual and multi-year contracts with customers to provide ongoing maintenance of on-site rail infrastructure. Maintenance contracts provide recurring revenues and give us access to new track projects from the same customer. Additional rail track services include the removal of tracks that are no longer in use, switch grinding, railcar switching and track equipment repair for railroads and rail transit agencies.

       Rail construction and maintenance are highly complex processes that usually involve numerous separate parties that design, supply and construct the different elements of the track. Following the design stage, construction entails:

       -      site preparation and grading,
       - the laying of gravel ballast or concrete surfacing to provide a solid track fixation medium,
       -      the positioning of cross ties,
       - securing rail with high precision using metal plates, spikes and clamps,
       -      installing complex track crossings and turnouts, and
       - installing other track related systems such as signal, communications and automatic train control and safety devices.

We believe that our ability to bundle these services on a turnkey basis gives us a significant competitive advantage.

       We provide our rail services on a nationwide basis through a network of regional operating centers. In contrast, most of our competitors in this market are focused on one geographic region. We believe that this results in a competitive advantage for us due to our presence in virtually all regional markets and our ability to direct equipment and labor resources to regions with higher demand. We also maintain track and track material inventory at most of our locations. By coordinating information across our network we are able to maximize inventory utilization and improve supply for projects in different regions.

Rail Products and Supplies

       Our rail products and supplies consist of specialty wood and concrete products, rail fastening systems and specialized track maintenance services. We sell our rail products and supplies directly to contractors (including our own subsidiaries) and to Class I, regional and shortline railroads that perform their own track installation and maintenance. Some of our products are used in non-rail applications such as highway construction (precast concrete structures) and decorative landscaping (used wood ties).

       We provide full service handling of specialty wood products used by railroads. Our wood products, which we manufacture in four of our facilities, include cross ties and switch and bridge timbers. Our wood treating operations consist of pressure-treating pre-cut hardwood beams to provide weather-proofing. Treated cross ties and timbers are used for securing rail for tracks or assembled to construct bridge support structures. In addition, we operate four facilities that prepare used, treated wood products for disposition utilizing a proprietary technology.

       We manufacture concrete products, which consist primarily of pre-cast structural components for bridges and other support structures. Our concrete operations consist of pouring mixed concrete into large molds to create specialized structural support components.

       We also design and manufacture rail fastening systems, which are primarily used in overhead and portal crane rail applications, and we lease rail related construction and maintenance equipment.

       Our product capabilities provide us with an advantage in supplying our track construction and maintenance operations. This is particularly important in the context of wooden cross ties as the market has experienced shortages in the past. There are a limited number of cross tie manufacturing facilities in North America due to stringent environmental regulations. We have also developed strong customer relationships through product sales, particularly with Class I, regional and shortline railroads. Additionally, by offering operating leases for construction and maintenance equipment, we have formed additional industry relationships, created an additional revenue source and established an avenue to utilize our equipment more fully during its operating life.

ACQUISITION PROGRAM

       We believe that the combination of our acquisition expertise and the highly fragmented nature of the rail services and products industry provides us with significant acquisition opportunities. We identify acquisition candidates by leveraging the relationships of our experienced operational managers and utilizing our dedicated acquisitions team. We focus on acquiring companies that have a strategic fit, provide us with cost synergies, complement our geographic presence, and demonstrate a willingness to learn and share best practices through open communications. After an initial screening, we evaluate each acquisition candidate through our due diligence process, which includes detailed financial and operational reviews. During the due diligence process, we often identify a number of areas in which we expect to realize efficiencies during the integration process. We offer acquisition candidates several benefits, including:

       -      expertise to expand in specialized markets;
       - enhanced productivity through the reduction of administrative burdens;
       -      national name recognition;
       -      increased bonding capacity;
       -      access to public capital markets; and
       -      the opportunity for a continued role in management.

Other key elements of our acquisition program include:

       Retain and Provide Incentives to Existing Management. We seek acquisitions of successful companies whose senior managers will remain as our employees and continue to operate their respective businesses on a local level. We motivate these managers and align their interests with our interests through:

       -      employment agreements,
       - shares of common stock as a portion of the acquisition consideration, and
       - a structured earnout program which is tied to the acquired entity meeting specific earnings targets.

       Leverage Industry Reputation and Contacts. We use existing industry relationships established by our operating companies and our management team to develop a broad base of potential acquisitions. We intend to remain actively involved in industry organizations on local and national levels, working with independent companies to support issues of interest to us.

       Acquisition Consideration. In the course of implementing our acquisition strategy, we have typically used cash and performance-based earn-outs as consideration for the acquired businesses. In the future, we expect to use a combination of cash, common stock, promissory notes and performance-based earn-outs as consideration for acquired businesses.

       During 1999, we acquired the following companies:


     ACQUISITION                      NAME OF                  FISCAL 1998
        DATE                     ACQUIRED COMPANY              REVENUE ($)         HEADQUARTERS         BUSINESS LINE
----------------------    --------------------------------    ---------------    -----------------    ------------------
                                                              (in millions)
January 1999              Gantrex Group..................          13.9          Ajax, Ontario,       Rail products
                                                                                 Canada               and supplies

January 1999              Mid West Railroad Construction
                          and Maintenance Corporation
                          of Wyoming.....................          13.2          Salt Lake City,      Rail track
                                                                                 UT                   services

January 1999              FCM Rail, Ltd..................           4.9          Grand Blanc, MI      Rail products
                                                                                                      and supplies

     ACQUISITION                      NAME OF                  FISCAL 1998
        DATE                     ACQUIRED COMPANY              REVENUE ($)         HEADQUARTERS         BUSINESS LINE
----------------------    --------------------------------    ---------------    -----------------    ------------------
                                                              (in millions)
March 1999                F&V Metro Contracting Corp.              46.0          Farmingdale, NY      Transit services
                          and Affiliates, currently
                          known as RWKS Transit, Inc.....

April 1999                M-Track Enterprises, Inc.......          10.6          Bronx, NY            Transit services

April 1999                McCord Treated Wood, Inc./
                          Birmingham Wood, Inc...........          11.1          Warrior, AL          Rail products and
                                                                                                      supplies

May 1999                  Pacific Northern Rail
                          Contractors....................          21.9          Abbotsford,          Rail track
                                                                                 British              services
                                                                                 Columbia,
                                                                                 Canada

June 1999                 Neosho Incorporated and
                          Affiliates.....................          80.7          Topeka, KS           Rail track
                                                                                                      services

June 1999                 Earl Campbell Construction
                          Company, Inc...................           7.4          Houston, TX          Rail track
                                                                                                      services

August 1999               Wood Waste Energy, Inc.........           6.0          St. Louis, MO        Rail products and
                                                                                                      supplies

October 1999              W. T. Byler Co., Inc...........          56.2          Houston, TX          Rail track
                                                                                                      services

December 1999             An operating division of
                          Harsco Corporation (1).........           6.2          Syracuse, NY         Rail track
                                                                                                      services

December 1999             Twigg Corporation..............          29.4          Upper                Transit services
                                                                                 Marlborough, MD

December 1999             Dura-Wood, LLC.................          16.0          Alexandria, LA       Rail products and
                                                                                                      supplies


-----------------------
(1) We acquired certain assets that are related to the manufacture and sale of rail and switch grinders and the furnishing of related services from Harsco Corporation, a Delaware corporation, and related companies. These assets were previously owned by Pandrol Jackson, Inc., a Delaware corporation.

SOURCES OF SUPPLY

       Our transit services group purchases equipment from a limited number of suppliers. These suppliers include primarily manufacturers of communications, electrification and signaling and control equipment and systems for rail applications. Our rail track services business source rail and other track materials (primarily metal components such as plates and spikes) from

       -      the reclamation of existing track that is no longer in use,
       -      track materials brokers and
       -      manufacturers.

       We purchase new rail from a limited number of suppliers. New rail is generally installed only on main lines, where the track may carry high volumes of heavy traffic at high speeds. Over time, rail is removed, inspected and, if in the appropriate condition, refurbished for sale as "re-lay" rail. Re-lay rail is typically installed on secondary (non-main line) tracks, as well as yard or branch tracks. Total rail life before scrapping may be as long as 60 years. We also purchase a large volume of re-lay rail that is refurbished by third parties and resold.

       Similarly, we regularly purchase entire sections of track that are removed and subsequently disassembled at our facilities. We inspect the various track components -- rail, ties and accessories -- and place items into our inventory (either in their "as removed" condition or after being refurbished by third parties) or sell these items for scrap.

       We also process creosote-treated wooden ties. These operations include the purchase of raw lumber, trimming the lumber to specified sizes, pressurized impregnation of the lumber with creosote preservative and finishing of the ties (which would include the pre-drilling of spike holes and the attachment of plates, as specified by the customer).

       We believe we can purchase materials in sufficient quantities to permit us to realize purchasing economies and discounts from our suppliers. Historically, the cost of the lumber used to produce wooden ties, steel used to produce rail and copper used to produce electrical wiring has fluctuated significantly due to market and industry conditions. Increasing demand for these raw materials may result in cost increases. There can be no assurance that we will be able to recoup any such increases by increasing the prices of our products. Further, a reduction in supply of lumber, steel or copper due to increased demand or other factors could have an adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

       We maintain a targeted national sales program to assist in the development of the business of each of our operating companies. The focus of this initiative is on the Class I railroads and other large industrial companies with facilities in several geographic regions. Prior to their acquisition by us, our operating companies had been unable to serve such customers on a comprehensive, nationwide basis. Our expansive geographic coverage enables customers to use our services and products in multiple locations rather than dealing with numerous regional or local companies. In addition, our ability to offer electrical installation services together with rail construction, rehabilitation, repair and maintenance services and related products provides us with opportunities to cross-sell our services to large industrial companies.

       We have achieved significant synergies in our marketing programs. We have developed and will continue to refine cross-selling programs under which:

       - our design and engineering groups provide timely leads to our rail services, product supply and electrical installation subsidiaries,
       - our electrical signaling and communications subsidiaries, which have previously used third parties for track engineering and construction, use other subsidiary operating companies for these projects, and
       - our rail services subsidiaries contract with other subsidiary operating companies for signaling, communication and electrical installation services.

       Similarly, our product supply subsidiaries have, over the years, developed long-term relationships with the Class I railroads and large industrial companies, and we believe that these relationships provide an attractive basis for marketing our installation and maintenance services.

BIDDING AND CONTRACTS

       Our transit services group derives a substantial portion of its revenue from contracts entered into through a competitive bidding process. Public agencies, such as the New York City Transit Authority, which we refer to as "NYCTA," that solicit bids are generally required to accept the lowest cost proposal. In some cases, the party that submitted the low bid must first pass a technical qualification before being awarded a project. Following the acceptance of a bid, we typically enter into a contract with the customer. The activities of our rail track services and rail products and supply groups usually do not involve long-term contracts.

       Many projects that are competitively bid require the company that is awarded the project to post a bond, which varies according to the size of the project. Each company has a bonding limit, which is based on the company's working capital, net worth and work in progress. The bond provides the customer with insurance in the event that the company is unable to complete the project. Our size, as compared to our operating companies on a stand-alone basis, facilitates increased bonding limits for each operating company and thereby improves their ability to bid on and undertake significantly larger projects. We believe that our increased bonding capacity permits us to bid on and undertake more projects than smaller companies in our industry.

CUSTOMERS

       The following table lists our top four customers for 1999 (by dollar value) for each of our lines of business:

       TRANSIT SERVICES:
         New York City Transit Authority                            $83,026,000
         New York City Department of Transportation                  24,745,000
         Tishman Interiors Corporation                               18,556,000
         Judlau Contracting, Inc.                                    12,108,000

       RAIL TRACK SERVICES:
         Louisiana Department of Transportation                     $10,343,000
         Union Pacific Railroad                                       7,324,000
         Bantrel/Nova Chemicals                                       6,086,000
         USX Corporation                                              4,225,000

       RAIL PRODUCTS AND SUPPLIES:
         Hill Brothers                                              $ 2,864,000
         South Central Florida                                        1,606,000
         Union Pacific Railroad                                       1,508,000
         Dement Construction                                          1,400,000

         We derived approximately 41.9% of our revenue for the year ended December 31, 1999 from our top ten customers. Approximately 17.7% of our 1999 revenue was derived from projects undertaken for the NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations. No customer other than NYCTA accounted for more than 5.3% of our revenue for the year ended December 31, 1999.

BACKLOG

         At December 31, 1999, our total order backlog was approximately $750 million, of which 72.6% represents backlog under transit services group contracts. At December 31, 1998, our total order backlog was approximately $350 million, of which 78.6% represented backlog under transit services group contracts. Our backlog is not necessarily indicative of total future revenue. We expect to recognize revenue of approximately 60% of our ending 1999 backlog during 2000.

COMPETITION

       The rail system services and products industry is highly competitive, and projects are often awarded through competitive bidding. We compete with other rail system services, rehabilitation and maintenance companies, electrical contractors and suppliers of products. Certain competitors have significantly greater resources than we do, provide a broad range of services and products and have sufficient bonding capacity to undertake large projects. We compete on the basis of our breadth of services and products, ability to take on large projects and nationwide presence. Any inability to compete successfully against future competitors would have a material adverse effect on our business, results of operations and financial condition. Moreover, we may depend in part upon opportunities for consolidation in the rail system services and products industry in order to execute effectively our acquisition and vertical integration strategy. If our customers do not respond favorably to our vertical integration, they have numerous alternative sources of services and supply.

RISK MANAGEMENT AND SAFETY

       Because our business is labor intensive, workers' compensation is a significant operating expense for us. We could be exposed to liability for the acts or negligence of our employees who cause personal injury or damage while on assignment, as well as claims of misuse of customer proprietary information or theft of client property. We have adopted policies and procedures intended to reduce our exposure to these risks.

       We maintain insurance against these risks with policy limits that we consider sufficient and consistent with industry standards. We have established a risk management department that is responsible for claims management and the establishment of appropriate reserves for the deductible portion of claims. We hold regular meetings with the presidents of our operating companies at which safety issues are discussed. We also conduct routine safety inspections of local work sites.

EQUIPMENT

       We own and maintain specialized equipment used in rail construction, rehabilitation, repair and maintenance. This equipment may be moved between job sites and, consequently, we are seeking to increase the sharing of equipment between our subsidiary operating companies where it is appropriate and cost effective. For example, during the winter months, our operating companies located in the Northern United States could relocate their equipment to our operating companies located in the South. Each of our subsidiary operating companies generally performs its own equipment maintenance. We intend to manage our equipment through our equipment management subsidiary, which will maintain a comprehensive database that tracks the use of all of our equipment.

GOVERNMENT REGULATION

       Overview. In addition to the environmental, safety and other regulations generally applicable to all businesses, our business is impacted by regulations that are administered by the Surface Transportation Board, which we refer to as the STB, the successor to the Interstate Commerce Commission, which we refer to as the ICC, the Federal Transit Administration, which we refer to as the FTA, the Federal Railroad Administration, which we refer to as the FRA, and by regulatory agencies in the various states in which we and our customers do business. Since 1980, there has been a significant relaxation in regulations governing the sale, leasing or other transfer of railroad properties, and this change has favorably affected the operations of many of our customers. Various interests in the United States have sought and continue to seek re-imposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation and more onerous labor protection conditions for rail line transfers.

       Railroad Regulations. The ICC Termination Act, which was enacted on December 29, 1995, eliminated the ICC as an independent agency and created the STB, a new agency within the Department of Transportation that began functioning on January 1, 1996. The ICC Termination Act changed the procedure and timing for federal approval of railroad projects, including abandonments, line sales, mergers, rates and tariffs, simplifying and streamlining the abandonment process. The FRA regulates railroad safety and equipment standards, including track maintenance and train speed standards, special procedures for handling hazardous shipments, locomotive and railcar inspection and repair requirements, operating practices and crew qualifications. The Roadway Worker Protection Rules, which were promulgated by the FRA, apply to rail contractors and establish certain safety criteria that must be complied with on rail projects.

       Transit Regulations. The FTA regulates certain aspects of rail transit operations and provides significant funding for rail transit construction and operations. On June 9, 1998, the President signed TEA 21, a six-year surface transportation program that represents a significant development in federal funding of rail transit programs. TEA 21, the largest infrastructure funding bill in U.S. history, authorizes funding for transit in the amount of $42 billion through 2003. TEA 21 authorizes over 50% more than the 1991 Intermodal Surface Transportation Efficiency Act, whose funding has expired.

       State Regulatory Agencies. State regulatory agencies no longer have authority to engage in economic regulation of railroads that are part of the intrastate network. State and local governments generally retain jurisdiction over local rail safety matters, such as the installation of grade crossings and grade crossing warning devices.

ENVIRONMENTAL MATTERS

       Our operations and properties are subject to environmental laws and regulations relating to pollution and protection of the environment and public and employee health and safety. The principal environmental regulatory requirements applicable to our operations relate to the use of creosote to treat lumber, and the generation, storage, transportation, treatment and disposal of solid and hazardous wastes. We believe that our operations have all required environmental permits and currently are in compliance, in all material respects, with applicable regulatory requirements.

       We have had environmental assessments performed for recent acquisitions. Based on these reports and available information, we are not aware of any significant environmental exposures or claims against us. However, the historical and current uses of our facilities may have resulted in spills or releases of various hazardous materials, which now, or in the future, could require remediation or special monitoring. We also may be subject to requirements related to remediation of hazardous materials that have been released into the environment at properties that we own or operate, or owned or operated in the past or at properties to which we send, or may have sent, hazardous materials for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

EMPLOYEES

       As of December 31, 1999, we employed approximately 2,500 employees. We believe that our relations with our employees are good.

       Approximately 55% of our employees are members of certain labor unions and are employed pursuant to collective bargaining agreements. Certain of our operating companies are parties to collective bargaining agreements with the International Brotherhood of Electrical Workers, Laborers' International Union of North America, the International Union of Operating Engineers, United Brotherhood of Carpenters and Joiners of America and the United Brotherhood of Teamsters. Certain of our customers only hire unionized labor. Our largest collective bargaining agreement, covering approximately 1,054 employees, expires in June 2001. Except for a one-week work stoppage in Connecticut by the United Brotherhood of Teamsters in June 1994, we have not experienced any work stoppages in the past five years.

INFORMATION TECHNOLOGY SYSTEMS

       We are in the process of implementing integrated information technology systems that will be utilized by each of our operating companies. These information technology systems will be used for a variety of purposes, including monitoring inventory levels, tracking the progress of construction projects and integrating our financial, general ledger, payables and receivables functions. In addition, we will network our corporate offices to the offices of our operating companies and will have e-mail capability at all offices. We are currently working on the installation of these systems and, although upgrade will be a continuous process, we expect completion of the initial installation by December 31, 2000. Until these new systems are fully operational, each of our operating companies will continue using the information systems that are currently being used.

ITEM 2.  PROPERTIES

       Our corporate offices currently consist of approximately 5,500 square feet of leased space in a suburb of Baltimore, Maryland. On or about April 1, 2000, the Company will relocate its corporate offices to a different suburban Baltimore site consisting of approximately 15,000 square feet of leased space. In addition to our corporate offices, we lease or own numerous facilities throughout the United States and Canada. These facilities consist of local offices, storage yards, distribution facilities, warehouses and wood processing plants. We believe our existing facilities are sufficient to meet the existing demand for our services. We consider our facilities to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

       From time to time, we may be involved in routine legal proceedings incidental to the conduct of our business. In the opinion of management, the litigation to which we are currently a party, is not likely, individually or in the aggregate, to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information regarding our executive officers:


              NAME                      AGE                POSITION HELD
------------------------------------   -----      ------------------------------
John G. Larkin......................    44        Chairman of the Board, Chief
                                                  Executive Officer and Director
                                                  since inception of Railworks
                                                  in March 1998; from December
                                                  1994 to February 1998,
                                                  Managing Director of BT Alex.
                                                  Brown Incorporated;

Michael R. Azarela..................    42        Executive Vice President,
                                                  Chief Financial Officer and
                                                  Director since May 1998; from
                                                  February 1998 to August 1998,
                                                  Chief Executive Officer of L.
                                                  K. Comstock & Company, Inc.;
                                                  from May 1994 to February
                                                  1998, Senior Vice President
                                                  and Chief Financial Officer of
                                                  Comstock Group Inc. and Spie
                                                  Group Inc.

Kenneth R. Burk.....................    40        Executive Vice President and
                                                  Chief Operating Officer since
                                                  May 1999 and Director since
                                                  July 1999; from July 1994 to
                                                  May 1999, Senior Vice
                                                  President and Chief Financial
                                                  Officer of Dick Corporation.

Gene J. Cellini.....................    42        Vice President - Tax since
                                                  August, 1998; from January
                                                  1985 to August, 1998, Vice
                                                  President - Tax of L. K.
                                                  Comstock & Company Inc. and
                                                  Spie Group Inc.

William R. Donley...................    43        Vice President - Manufacturing
                                                  and Supply Group since April,
                                                  1999; from April 1998 to April
                                                  1999, Vice President - Total
                                                  Quality, Productivity and
                                                  Strategic Planning of Koppers
                                                  Industries Inc.; from October
                                                  1995 to April 1998, Vice
                                                  President and General Manager
                                                  of Koppers Industries Inc.

Timothy Fuller......................    37        Vice President - Information
                                                  Services since October 1999;
                                                  from May 1999 to July 1999,
                                                  Vice President & Chief
                                                  Information Officer of
                                                  Creditrust Corporation; from
                                                  October 1991 to April 1999,
                                                  Director of Information
                                                  Services of Crown Central
                                                  Petroleum Company.

John Kennedy........................    61        Vice President, Business
                                                  Development since July 1999
                                                  and Director since March 1998;
                                                  from January 1999 to July
                                                  1999, Vice President and Chief
                                                  Operating Officer - Track
                                                  Contractors; from March 1998
                                                  to January 1999, Vice
                                                  President and Chief Operating
                                                  Officer; from June 1965 to
                                                  February 1998, President of
                                                  Kennedy Railroad Builders,
                                                  Inc.

              NAME                      AGE                POSITION HELD
------------------------------------   -----      ------------------------------
Harold C. Kropp, Jr.................    42        Vice President - Chief
                                                  Accounting Officer since March
                                                  1998; from May 1996 to March
                                                  1998, valuation specialist at
                                                  Larson, Kellett & Associates,
                                                  P. C.; from September 1994 to
                                                  May 1996, controller of Eck
                                                  Realty Company.

C. William Moore....................    52        Vice President - Transit
                                                  Systems Group since September,
                                                  1999 and President and CEO of
                                                  L. K. Company & Company, Inc.
                                                  since April 1999; from 1991 to
                                                  September, 1999, founder and
                                                  principal of Peninsula
                                                  Associates, a consulting firm.

John P. Nuzzo.......................    52        Vice President - Risk
                                                  Management since August 1998;
                                                  from November 1992, Vice
                                                  President - Administration of
                                                  L. K. Comstock & Company, Inc.

Michael P. Rivera...................    53        Vice President - Corporate
                                                  Counsel since November 1999;
                                                  from August 1997 to March
                                                  1999, Vice President & General
                                                  Counsel of QuesTech, Inc.;
                                                  from December 1989 to June
                                                  1997, Vice President & General
                                                  Counsel of Union Switch &
                                                  Signal Inc.

Robert D. Wolff.....................    56        Vice President - Track Systems
                                                  Group since July 1999; from
                                                  January 1999 to July 1999,
                                                  Vice President - Western Track
                                                  Construction & Maintenance;
                                                  from 1977 to January 1999,
                                                  Chief Executive Officer of
                                                  Midwest Railroad Construction
                                                  & Maintenance Corp.

       Each of the above executive officers was elected by the board of directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "Market for Common Stock" in our Annual Report to Stockholders for the year ended December 31, 1999 is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Data" in our Annual Report to Stockholders for the year ended December 31, 1999 is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders for the year ended December 31, 1999 is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report to Stockholders for the year ended December 31, 1999 is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements of our company and our subsidiaries included in the Annual Report to Stockholders for the year ended December 31, 1999 are hereby incorporated herein by reference:

       Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended December 31,
         1999, 1998 and 1997
       Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999, 1998 and 1997
       Report of Independent Public Accountants
       Notes to Consolidated Financial Statements

         The information in Note 19 "Quarterly Results of Operations (Unaudited)" to our financial statements in our Annual Report to Stockholders for the year ended December 31, 1999 is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth under the caption "Election of Directors" in the subsections entitled "--What is the background of this years nominees?", "--Who are the directors continuing in office until 200l?" and "--Who are the directors continuing in office until 2002?" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 is hereby incorporated by reference for information regarding the directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant. The information under the caption "16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2000 is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information under (1) the caption "Election of Directors" in the subsection entitled "How are directors compensated?" and (2) the caption "Executive Compensation" in the subsection entitled "Summary Compensation Table," and "Employment Agreements" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth under the caption "Certain Relationships and Related Party Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000 is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of our company and our subsidiaries and the Report of the Independent Auditors, included in our Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference in Part II, Item 8.

       Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended December 31,
         1999, 1998 and 1997
       Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999, 1998 and 1997
       Report of Independent Public Accountants
       Notes to Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is included in Part IV of this report:

                  Schedule II -- Valuation and Qualifying Accounts.

         All other schedules are omitted because they are not applicable or not required.

    3.  EXHIBITS

         The list of exhibits to this Report are set forth on the accompanying Index to Exhibits to this Annual Report and such list is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

         One current Report on Form 8-K was filed during the quarter ended December 31, 1999:

                        ITEM REPORTED                          DATE OF REPORT
         ------------------------------------                -------------------
         Acquisition of W. T. Byler Co., Inc.                November 5, 1999


         The following audited financials of W.T. Byler Co., Inc. were filed:

              (1)    Independent Auditors' Report;

              (2)    Balance Sheet as of December 31, 1998;

              (3)    Statement of Income for the year ended December 31, 1998;

              (4) Statement of Changes in Stockholder's Equity for the year ended December 31, 1998;

              (5) Statement of Cash Flows for the year ended December 31, 1998; and

              (6)    Notes to the Financial Statements

         The following unaudited financials of W.T. Byler Co., Inc. were filed:

              (1) Balance Sheet as of September 30, 1999 and as of December 31, 1998 (audited);

              (2) Statements of Income for the nine months ended September 30, 1999 and 1998;

              (3) Statements of Changes in Stockholder's Equity for the nine months ended September 30, 1999 and 1998 and

              (4) Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.


(C) See Item 14(a)(3) and separate Exhibit Index attached hereto.

(D) See Item 14(a)(2).

                                   SIGNATURES

       Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAILWORKS CORPORATION


Dated: February 25, 2000              By:                  /s/
                                          ---------------------------------
                                                     John G. Larkin
                                            Chairman of the Board and Chief
                                                    Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:.

              SIGNATURE                                            TITLE                                DATE
----------------------------------------     --------------------------------------------------    -------------


                 /s/
----------------------------------------
         Michael R. Azarela                  Executive Vice President, Chief Financial             Feb. 25, 2000
                                               Officer and Director (Principal Financial
                                               Officer)
                /s/
----------------------------------------
        Harold C. Kropp, Jr.                 Vice President and Chief Accounting Officer           Feb. 25, 2000
                                               (Principal Accounting Officer)

               /s/
----------------------------------------
            John Kennedy                     Vice President - Business Development                 Feb. 25, 2000
                                               and Director

               /s/
----------------------------------------
          Kenneth R. Burk                    Vice President, Chief Operating                       Feb.25, 2000
                                               Officer and Director

                /s/
----------------------------------------
           Scott D. Brace                    Director                                              Feb. 25, 2000


                /s/
----------------------------------------
         Ronald W. Drucker                   Director                                              Feb. 22, 2000

               /s/
----------------------------------------
            R.C. Matney                      Director                                              Feb. 22, 2000


                /s/
----------------------------------------
         Donald P. Traviss                   Director                                              Feb. 25, 2000

                                INDEX TO EXHIBITS



  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------

    3.1        --     Restated Certificate of Incorporation of the Company                   *
                      (incorporated by reference to Exhibit 3.1 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
    3.2        --     Bylaws of the Company (incorporated by reference to                    *
                      Exhibit 3.2 to Registration Statement on Form S-1,
                      File No. 333-53483)
    3.3        --     Certificate of Designation of the Series A                             *
                      Convertible Preferred Stock (incorporated by
                      reference to Exhibit 3.1 to the Registrant's Current
                      Report on Form 8-K filed on October 14, 1998)
    4.1        --     Specimen Common Stock Certificate (incorporated by                     *
                      reference to Exhibit 4.1 to Registration Statement
                      on Form S-4, File No. 333-53483)
    4.2        --     Specimen Preferred Stock Certificate (incorporated by                  *
                      reference to Exhibit 4.2 to Registration Statement on
                      Form S-4, File No. 333-79649)
    4.3        --     Indenture dated as of April 7, 1999 among Railworks                    *
                      Corporation, the Guarantors named therein, and First
                      Union National Bank, as Trustee (incorporated by
                      reference to Exhibit 4.5 to Registration Statement on
                      Form S-4, File No. 333-79649)
    4.4        --     Form of 11 1/2% Senior Subordinated Notes due 2009                     *
                      (incorporated by reference to Exhibit 4.3 to Registration
                      Statement on Form S-4, File No. 333-79649)
   10.1        --     Uniform Provisions for the Acquisition of Founding                     *
                      Companies (incorporated by Reference to Exhibit 10.1
                      to Registration Statement on Form S-1, File No.
                      333-53483)
   10.2        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Wildcats Alpha-Keystone Company, Alpha-Keystone
                      Engineering, Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.2 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.3        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Bulldog Comtrak Company, Comtrak Construction, Inc.
                      and the stockholders named therein (incorporated by
                      reference to Exhibit 10.3 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.4        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Cardinal Annex Railroad Builders Company, Annex
                      Railroad Builders, Inc. and the stockholders named
                      therein (incorporated by reference to Exhibit 10.4
                      to Registration Statement on Form S-1, File No.
                      333-53483)

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.5        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Huskies Condon Brothers Company, Condon Brothers
                      Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.5 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.6        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Commodores Concrete Company, CPI Concrete Products,
                      Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.6 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.7        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Nittany Lions McGinley Company, HP McGinley Inc. and
                      the stockholders named therein (incorporated by
                      reference to Exhibit 10.7 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.8        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation, Owls
                      Kennedy Railroad Builders Company, Kennedy Railroad
                      Builders, Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.8 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.9        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation, Red
                      Storm Comstock Company, Inc., L.K. Comstock &
                      Company, Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.9 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
  10.10        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Sycamores Midwest Construction Company, Midwest
                      Construction Services, Inc. and the stockholders
                      named therein (incorporated by reference to Exhibit
                      10.10 to Registration Statement on Form S-1, File
                      No. 333-53483)
  10.11        --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation, Bears
                      Merit Company, Merit Railroad Contractors, Inc. and
                      the stockholders named therein (incorporated by
                      reference to Exhibit 10.11 to Registration Statement
                      on Form S-1, File No. 333-53483)

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.12       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Hoosier Mize Company, Mize Construction Company and
                      the stockholders named therein (incorporated by
                      reference to Exhibit 10.12 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.13       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation, Husky
                      New England Railroad Construction Company, New
                      England Railroad Construction Company Inc. and the
                      stockholders named therein (incorporated by
                      reference to Exhibit 10.13 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.14       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Wolverines Northern Rail Services Company, Northern
                      Rail Service and Supply Company, Inc. and the
                      stockholders named therein (incorporated by
                      reference to Exhibit 10.14 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.15       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation, Big
                      Orange Minnesota Company, Minnesota Railroad Service
                      Company and the stockholders named therein
                      (incorporated by reference to Exhibit 10.15 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.16       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Buckeye Railcorp, Inc., Railcorp Inc. and the
                      stockholders named therein (incorporated by
                      reference to Exhibit 10.16 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.17       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Runnin' Rebels Railroad Service Company, Railroad
                      Service, Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.17 to
                      Registration Statement on Form S-1, File No.
                      333-53483)
   10.18       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Crusader Railroad Specialties Company, Railroad
                      Specialties, Inc. and the stockholders named therein
                      (incorporated by reference to Exhibit 10.18 to
                      Registration Statement on Form S-1, File No.
                      333-53483)

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.19       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Screaming Eagle Wood Preserving Company, Southern
                      Indiana Wood Preserving Company, Inc. and the
                      stockholders named therein (incorporated by
                      reference to Exhibit 10.19 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.20       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Fighting Irish-U.S. Railway Supply Company, U.S.
                      Railway Supply, Inc. and the stockholders named
                      therein (incorporated by reference to Exhibit 10.20
                      to Registration Statement on Form S-1, File No.
                      333-53483)
   10.21       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Spartans Trackworks Company, U.S. Trackworks, Inc.
                      and the stockholders named therein (incorporated by
                      reference to Exhibit 10.21 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.22       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Mustang Smith Construction Company, Wm. A. Smith
                      Construction Co., Inc. and the stockholders named
                      therein (incorporated by reference to Exhibit 10.22
                      to Registration Statement on Form S-1, File No.
                      333-53483)
   10.23       --     Agreement and Plan of Reorganization dated as of May                   *
                      21, 1998 by and between RailWorks Corporation,
                      Longhorn Smith Rerailing Company, Wm. A. Smith
                      Rerailing Services, Inc. and the stockholders named
                      therein (incorporated by reference to Exhibit 10.23
                      to Registration Statement on Form S-1, File No.
                      333-53483)
   10.24       --     Stock Purchase Agreement by and between RailWorks                      *
                      Corporation, W.T. Byler and William Troy Byler dated
                      as of October 1, 1999, incorporated by reference to
                      Exhibit 2.1 to Registrant's Current Report on Form 8-K
                      filed on November 5, 1999.
   10.25       --     Amended and Restated Employment Agreement between                      *
                      RailWorks Corporation and John G. Larkin dated as of
                      August 4, 1998 (incorporated by reference to Exhibit
                      10.1 to the Registrant's Quarterly Report on Form
                      10-Q filed on September 11, 1998)
   10.26       --     Amended and Restated Employment Agreement between                      *
                      RailWorks Corporation and Michael R. Azarela dated
                      as of August 4, 1998 (incorporated by reference to
                      Exhibit 10.2 to the Registrant's Quarterly Report on
                      Form 10-Q filed on September 11, 1998)

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.27       --     Amended and Restated Employment Agreement between                      *
                      RailWorks Corporation and John Kennedy dated as of
                      August 4, 1998 (incorporated by reference to Exhibit
                      10.3 to the Registrant's Quarterly Report on Form
                      10-Q filed on September 11, 1998)
   10.28       --     Form of Employment Agreement between each Founding                     *
                      Company and Founding Company Officer (incorporated
                      by reference to Exhibit 10.28 to Registration
                      Statement on Form S-1, File No. 333-53483)
   10.29       --     Amended and Restated RailWorks Corporation 1998                        *
                      Incentive Stock Plan effective January 1, 1999
                      (incorporated by reference to Exhibit 10.5 to the
                      Registrant's Quarterly Report on Form 10-Q filed on
                      November 15, 1999)
   10.30       --     Indemnity and Cooperation Agreement dated as of                        *
                      April 3, 1997 between Spie Enertrans S.A., Comstock
                      Group, Inc., L.K. Comstock & Company and LKC
                      Acquisition Corp., together with Memorandum of
                      Understanding dated August 20, 1997 between Spie
                      Enertrans S.A., Comstock Group, Inc., L.K. Comstock
                      & Company and LKC Acquisition Corp. (incorporated by
                      reference to Exhibit 10.30 to Registration Statement
                      on Form S-1, File No. 333-53483)
   10.31       --     Stock Purchase Agreement dated April 3, 1997 between                   *
                      Comstock Group, Inc. and LKC Acquisition Corp., as
                      amended (incorporated by reference to Exhibit 10.31
                      to Registration Statement on Form S-1, File No.
                      333-53483)
   10.32       --     Contingent Promissory Note dated April 3, 1997 made                    *
                      by L.K. Comstock & Company, Inc. to the order of
                      Spie Enertrans S.A. (incorporated by reference to
                      Exhibit 10.32 to Registration Statement on Form S-1,
                      File No. 333-53483)
   10.33       --     Amended and Restated Credit Agreement dated as of                      *
                      August 5, 1999 among RailWorks Corporation, as
                      Borrower, Certain Subsidiaries, as Guarantors, the
                      Lenders named therein, Bank of America, N.A., as
                      Domestic Administrative Agent, Bank of America,
                      N.A., as Canadian Administrative Agent and First
                      Union National Bank, as Documentation Agent
                      (incorporated by reference to Exhibit 10.1 to the
                      Registrant's Quarterly Report on Form 10-Q filed on
                      November 15, 1999.

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.34       --     Amendment No. 1 to the Amended and Restated Credit                     *
                      Agreement dated September 29, 1999 among RailWorks
                      Corporation, as Borrower, Certain Subsidiaries, as
                      Guarantors, the Lenders named therein, Bank of
                      America, N.A., as Domestic Administrative Agent and
                      Bank of America, N.A., as Canadian Administrative
                      Agent (incorporated by reference to Exhibit 10.2 to
                      the Registrant's Quarterly Report on Form 10-Q filed
                      on November 15, 1999)
   10.35       --     Amendment No. 2 to the Amended and Restated Credit                      *
                      Agreement dated November 5, 1999 among RailWorks
                      Corporation, as Borrower, Certain Subsidiaries, as
                      Guarantors, the Lenders named therein, Bank of
                      America, N.A., as Domestic Administrative Agent and
                      Bank of America, N.A., as Canadian Administrative
                      Agent (incorporated by reference to Exhibit 10.36 to
                      Registration Statement on Form S-4/A (File No.
                      333-90071)
   10.36       --     Amendment No. 3 to the Amended and Restated Credit                     32 - 40
                      Agreement dated January 25, 2000 among RailWorks
                      Corporation, as Borrower, Certain Subsidiaries, as
                      Guarantors, the Lenders named therein, Bank of
                      America Canada, as Canadian Administrative Agent and
                      Bank of America, N.A., as Domestic Administrative
                      Agent.
   10.37       --     Term Loan Agreement dated as of November 5, 1999                       *
                      among RailWorks Corporation, as Borrower, Certain
                      Subsidiaries of the Borrower, as Guarantors, the
                      Lenders named herein, First Union National Bank, as
                      Documentation Agent and Bank of America, N.A., as
                      Administrative Agent (incorporated by reference to
                      Exhibit 10.37 to Registration Statement on Form
                      S-4/A (File No. 333-90071)
   10.38       --     Employment Agreement between RailWorks Corporation                     *
                      and Kenneth R. Burk dated as of May 10, 1999
                      (incorporated by reference to Exhibit 10.1 to the
                      Registrant's Quarterly Report on Form 10-Q filed on
                      May 14, 1999)
   10.39       --     Amendment dated August 4, 1999 to the Employment                       *
                      Agreement dated as of August 4, 1998 between
                      RailWorks Corporation and Michael R. Azarela
                      (incorporated by reference to Exhibit 10.3 to the
                      Registrant's Quarterly Report on Form 10-Q filed on
                      November 15, 1999)

  EXHIBIT                                                                                 SEQUENTIAL
  NUMBER                              DESCRIPTION OF EXHIBITS                              PAGE NO.
  ------                              -----------------------                              --------
   10.40       --     Amendment dated August 4, 1999 to the Employment                          *
                      Agreement dated as of August 4, 1998 between
                      RailWorks Corporation and John G. Larkin
                      (incorporated by reference to Exhibit 10.4 to the
                      Registrant's Quarterly Report on Form 10-Q filed on
                      November 15, 1999)
    12.1       --     Statement of Computation of Ratios                                       41
    13.1       --     Annual Report to Stockholders for the year ended                          *
                      December 31, 1999 but not "filed" except for those
                      portions expressly incorporated by reference into
                      this Annual Report on Form 10-K.                                      42-88
    21.1       --     List of Subsidiaries                                                     89
    23.1       --     Consent of Independent Public Accountant                                 90
    27.1       --     Financial Data Schedule (for SEC use only)                               91
    99.1       --     Stock Exchange Agreement dated October 8, 1998                            *
                      between the Registrant and BT Alex. Brown
                      Incorporated (incorporated by reference to Exhibit
                      99.1 to the Registrant's Current Report on Form 8-K
                      filed on October 14, 1998)
    99.2       --     Cautionary Statements relative to Forward-Looking                      92-95
                      Statements


----------------
* Previously filed; incorporated herein by reference.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                                                ADDITIONS
                                    BALANCE AT                  CHARGES TO
                                   BEGINNING OF   COSTS AND       OTHER                       BALANCE AT
DESCRIPTION                            YEAR        EXPENSES      ACCOUNTS    DEDUCTIONS (1)   END OF YEAR
---------------------------------  ------------- ------------- ------------- --------------   ----------
Allowance for doubtful accounts

Year Ended December 31, 1999            $442        $ 0          $1,566         $(18)            $1,990
Year Ended December 31, 1998              58          0             399          (15)               442
Year Ended December 31, 1997             363          0             185         (490)                58

(1) Deductions, represent uncollectible balances of accounts receivable written off, net of recoveries.