Form 10-Q
period 2000-03-31
RAILWORKS CORP
filed 2000-05-12
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2000

                                       OR
                                       --

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _____________ to _________________

                         Commission file number 0-24639

                              RAILWORKS CORPORATION
       (Exact name of registrant as specified in its governing instrument)

        Delaware                                        58-2382378
(State of Organization)                       (IRS Employer Identification No.)

6225 Smith Avenue, Suite 200, Baltimore, Maryland                 21209
    (Address of principal executive office)                     (Zip Code)

       (Registrant's telephone number, including area code) (410) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

14,355,084 shares of Common Stock were outstanding as of May 5, 2000.

                              RailWorks Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                            Page

    Item 1 - Consolidated Financial Statements:
       Consolidated Balance Sheets as of March 31, 2000                                    1
             (unaudited) and December 31, 1999
       Consolidated Statements of Operations for the three months ended                    2
             March 31, 2000 (unaudited) and 1999 (unaudited)
       Consolidated Statements of Stockholders' Equity for the three months                3
             Ended March 31, 2000 (unaudited) and 1999 (unaudited)
       Consolidated Statements of Cash Flows for three months ended                        4
             March 31, 2000 (unaudited) and 1999 (unaudited)
       Notes to Consolidated Financial Statements (unaudited)                              5 - 12

    Item 2 - Management's Discussion and Analysis of Financial                             13 - 16
             Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    16


PART II - OTHER INFORMATION

    Items 1 through 6                                                                      17 - 18
    Signatures                                                                             19


EXHIBIT INDEX                                                                              20

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
(in thousands, except share and per share data)


                                                                                      (Unaudited)
                                                                                        March 31       December 31
                             ASSETS                                                        2000            1999
                                                                                      -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  3,191          $  4,617
  Accounts receivable, net of allowance for doubtful accounts of $360 and $965           137,324           153,084
  Costs and estimated earnings in excess of billings on uncompleted contracts             71,873            56,295
  Inventories:
       Raw materials                                                                      18,184            19,197
       Finished goods                                                                      6,675             4,562
  Deferred tax asset                                                                       2,426             2,426
  Prepaid federal taxes                                                                    4,163             4,163
  Other current assets                                                                     8,784             7,372
                                                                                        --------          --------
           Total current assets                                                          252,620           251,716
                                                                                        --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                        75,370            73,897
                                                                                        --------          --------
OTHER ASSETS:
    Excess of cost over net assets acquired, net of amortization                         232,406           223,886
    Loans to officers                                                                      6,735             6,735
    Other                                                                                 10,133            15,423
                                                                                        --------          --------
           Total other assets                                                            249,274           246,044
                                                                                        --------          --------

                         TOTAL                                                          $577,264          $571,657
                                                                                        ========          ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  $ 17,406          $ 19,740
  Accounts payable and accrued liabilities                                                64,048            74,558
  Accrued payroll and related withholdings                                                 3,044             3,626
  Accrued interest payable                                                                 9,792             5,104
  Billings in excess of costs and estimated earnings on uncompleted contracts             16,430            20,070
  Other current liabilities                                                                8,371             9,348
                                                                                        --------          --------
         Total current liabilities                                                       119,091           132,446
                                                                                        --------          --------

LONG-TERM DEBT                                                                           293,556           274,691
DEFERRED TAX LIABILITY                                                                     8,071             8,071
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET OF AMORTIZATION                               8,377             8,434
OTHER LIABILITIES                                                                          8,850            12,134
                                                                                        --------          --------
         Total long-term liabilities                                                     318,854           303,330
                                                                                        --------          --------
              Total liabilities                                                          437,945           435,776
                                                                                        --------          --------

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $1.00 par value, authorized
    10,000,000 shares, 13,700 shares issued and outstanding                                   14                14
  Common stock, $0.01 par value, authorized 100,000,000 shares,
    14,355,084 shares issued and outstanding at March 31, 2000,
    14,255,705 issued and outstanding at December 31, 1999                                   143               142
  Additional paid-in capital                                                             127,902           126,903
  Accumulated other comprehensive income                                                     288               175
  Retained earnings                                                                       10,972             8,647
                                                                                        --------          --------
         Total stockholders' equity                                                      139,319           135,881
                                                                                        --------          --------
                         TOTAL                                                          $577,264          $571,657
                                                                                        ========          ========


                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(in thousands, except share and per share data) (Unaudited)

                                                             2000                   1999
                                                         ------------           ------------
Revenue                                                  $    125,365           $     72,673
Cost of revenue                                               101,337                 60,074
                                                         ------------           ------------

Gross profit                                                   24,028                 12,599
Selling, general and administrative expenses                    9,377                  7,773
Depreciation and amortization expense                           2,928                    991
                                                         ------------           ------------

Operating income                                               11,723                  3,835
                                                         ------------           ------------

Other income (expense):
  Interest expense                                             (7,960)                (1,613)
  Interest and other income                                       464                    400
                                                         ------------           ------------

     Other expense, net                                        (7,496)                (1,213)
                                                         ------------           ------------

Income before income taxes                                      4,227                  2,622
Provision for income taxes                                      1,902                    986
                                                         ------------           ------------

Net income                                               $      2,325           $      1,636
                                                         ============           ============

Basic earnings per share                                 $        .16           $        .12
                                                         ============           ============

Diluted earnings per share                               $        .15           $        .11
                                                         ============           ============

Weighted average shares used in computing basic
   earnings per share                                      14,352,900             13,775,752
                                                         ============           ============

Weighted average shares used in computing
   diluted earnings per share                              15,745,630             15,149,047
                                                         ============           ============


                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(in thousands) (Unaudited)


                                                                                           ACCUMULATED
                                       COMMON STOCK     PREFERRED STOCK      ADDITIONAL       OTHER        RETAINED
                                                                              PAID-IN      COMPREHENSIVE   EARNINGS   COMPREHENSIVE
                                   SHARES      AMOUNT    SHARES   AMOUNT      CAPITAL         INCOME       (DEFICIT)     INCOME
                                   ------      ------    ------   ------    -- --------    -------------   --------  --------------
BALANCE, JANUARY 1, 1999           13,704       $137       14       $14       $121,296       $     --      $(11,439)     $   --

  Issuance of common stock for
    Acquisitions                      100          1       --        --          1,013             --            --          --

  Net income                           --         --       --        --             --             --         1,636       1,636
                                   ------       ----       --       ---       --------       --------      --------      ------

BALANCE, MARCH 31, 1999            13,804       $138       14       $14       $122,309       $     --      $ (9,803)     $1,636
                                   ======       ====       ==       ===       ========       ========      ========      =======





RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(in thousands) (Unaudited)


                                                                                           ACCUMULATED
                                       COMMON STOCK     PREFERRED STOCK     ADDITIONAL        OTHER
                                                                             PAID-IN      COMPREHENSIVE    RETAINED   COMPREHENSIVE
                                   SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL         INCOME        EARNINGS      INCOME
                                   ------     ------    ------    ------   -----------    -------------   ---------   -------------
BALANCE, JANUARY 1, 2000           14,256      $142       14       $14       $126,903       $    175       $  8,647        $20,261

  Issuance of common stock for
    Acquisitions                       99         1       --        --            999             --             --             --

  Foreign currency
   translation adjustment              --        --       --        --             --            113             --            113

  Net income                           --        --       --        --             --             --          2,325          2,325
                                   ------      ----       --       ---       --------       --------       --------        -------

BALANCE, MARCH 31, 2000            14,355      $143       14       $14       $127,902       $    288       $ 10,972        $22,699
                                   ======      ====       ==       ===       ========       ========       ========        =======


                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(in thousands, except share data) (Unaudited)

                                                                                           2000             1999
                                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  2,325        $  1,636
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                           4,843           1,954
    Deferred taxes                                                                             --             (81)
    Bond discount amortization                                                                 16              --
    Gain on sale of equipment                                                                 (45)            (32)
    Change in operating assets and liabilities:
       Accounts receivable and costs and estimated earnings in excess of billings
        on uncompleted contracts                                                           (2,648)         10,048
       Inventory                                                                             (620)           (164)
       Other current assets                                                                (1,412)            366
       Accounts payable and accrued liabilities                                             1,350          (9,174)
       Accrued interest payable                                                             4,688              --
       Accrued payroll and related withholdings                                              (582)          1,157
       Billings in excess of costs and estimated earnings on uncompleted contracts         (3,640)         (2,228)
       Other current liabilities                                                             (977)         (1,813)
       Other assets                                                                          (182)          2,751
       Other liabilities                                                                   (7,813)         (2,380)
                                                                                         --------        --------
                 Net cash (used in) provided by operating activities                       (4,697)          2,040
                                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                         5,837           1,416
    Purchase of equipment and leasehold improvements                                       (5,446)         (1,031)
    Acquisitions of subsidiaries, net of cash acquired                                         --         (34,130)
    Additional purchase consideration and contingent earn-out payments                    (12,249)             --
                                                                                         --------        --------
                 Net cash used in investing activities                                    (11,858)        (33,745)
                                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net activity on revolving line of credit                                               25,298          63,519
    Proceeds from long-term borrowing                                                       1,034              --
    Direct financing costs paid                                                              (236)             --
    Payment of loan origination fees                                                          (48)             --
    Repayment of seller notes                                                              (4,845)             --
    Repayment of long-term borrowing                                                       (6,187)        (31,587)
                                                                                         --------        --------
                Net cash provided by financing activities                                  15,016          31,932
                                                                                         --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,539)            227
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                             113              --
CASH AND CASH EQUIVALENTS, beginning of period                                              4,617           2,846
                                                                                         --------        --------

CASH AND CASH EQUIVALENTS, end of period                                                 $  3,191        $  3,073
                                                                                         ========        ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                             $  2,985        $  1,350
                                                                                         ========        ========
    Cash paid during the period for income taxes                                         $    447        $  3,363
                                                                                         ========        ========


         NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES: On January 3, 2000, the Company issued 99,379 shares of common stock as partial consideration in exchange for 100% of the outstanding stock in the Twigg Corporation acquisition.


                 See Notes to Consolidated Financial Statements.

                              RAILWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.  NATURE OF THE BUSINESS

    The Company was formed to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company provides contracting services and rail related products to a broad range of customers including Class I railroads, transit authorities and commuter railroads, municipalities, industrial companies and commercial enterprises. RailWorks operates principally in the United States and Canada.

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the Company has three reportable segments: (1) transit services, (2) rail track services and (3) rail products and supplies. The transit services segment provides transit construction and rehabilitation services, as well as installation of signaling, communications and electrical systems. The rail track services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and supplies segment provides a broad range of rail related products, including treated wood ties. The Company evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses.


3.  EARNINGS PER SHARE

    In accordance with SFAS No. 128, the Company reports its earnings per share
(EPS) in basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share as of March 31, 2000 and 1999 (in thousands, except per share data):

                                                   2000            1999
                                                 -------          -------
Net income                                       $ 2,325          $ 1,636
                                                 =======          =======

Shares used for determining basic EPS             14,353           13,776

Dilutive effect of:
   Stock options                                      23                3
   Convertible preferred shares                    1,370            1,370
                                                 -------          -------

Shares used for determining diluted EPS           15,746           15,149
                                                 =======          =======

Basic EPS                                        $   .16          $   .12
                                                 =======          =======

Diluted EPS                                      $   .15          $   .11
                                                 =======          =======

4.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR
    SUBSIDIARIES

    The Company conducts a significant portion of its business through its subsidiaries. All of the Company's domestic subsidiaries (the "Subsidiary Guarantors") have fully and unconditionally guaranteed the Company's 11.5% Senior Subordinated Notes (the "Notes"). The Company's non-U.S. subsidiaries (the "Non-Guarantor Subsidiaries") have not guaranteed the Notes. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

    Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2000 and for the three-month period ended March 31, 2000. The Company has not presented a balance sheet, a statement of operations or a statement of cash flows for the three-month period ended March 31, 1999 because there were no Notes outstanding during such period. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.


                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                           (In Thousands) (Unaudited)


                                          RAILWORKS
                                          CORPORATION                      NON-
                                            (PARENT      GUARANTOR      GUARANTOR
                                         COMPANY ONLY)  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                         -------------  ------------   ------------  ------------   ------------
                 ASSETS:
CURRENT ASSETS:
    Cash                                   $  1,327     $     888      $    976      $      --         $  3,191
    Accounts receivable, net                     --       137,949         6,046         (6,671)(a)      137,324
    Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                   --        71,473           400             --           71,873
    Inventories:
        Raw materials                            --        14,372         3,812             --           18,184
        Finished goods                           --         6,034           641             --            6,675
    Deferred tax asset                           --         2,426            --             --            2,426
    Prepaid federal taxes                        --         3,913           250             --            4,163
    Due (to)/from parent company             64,626       (61,531)       (3,095)            --               --
    Other current assets                      4,044         4,604           136             --            8,784
                                           --------     ---------      --------      ---------         --------
                Total current assets         69,997       180,128         9,166         (6,671)         252,620
                                           --------     ---------      --------      ---------         --------

INVESTMENT IN SUBSIDIARIES                  352,994            --            --       (352,994)(b)           --
                                           --------     ---------      --------      ---------         --------

PROPERTY, PLANT AND
     EQUIPMENT, NET                             371        70,717         4,282             --           75,370
                                           --------     ---------      --------      ---------         --------

OTHER ASSETS:
     Excess of cost over acquired net
          assets, net of amortization            --       218,272        14,134             --          232,406
     Loans to officers                        6,735            --            --             --            6,735
     Other                                    6,415         3,571           147             --           10,133
                                           --------     ---------      --------      ---------         --------
                 Total other assets          13,150       221,843        14,281             --          249,274
                                           --------     ---------      --------      ---------         --------
                       TOTAL               $436,512     $ 472,688      $ 27,729      $(359,665)        $577,264
                                           ========     =========      ========      =========         ========

(a)  Elimination of inter-company receivables/payable.
(b)  Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                           (In Thousands) (Unaudited)


                                                   RAILWORKS
                                                  CORPORATION                    NON-
                                                   (PARENT        GUARANTOR    GUARANTOR
                                                 COMPANY ONLY)   SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 -------------   ------------ ------------   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Current maturities of long-term debt          $   7,625      $  8,747     $ 1,034     $       --         $ 17,406
      Accounts payable and accrued liabilities          5,543        63,898       1,278         (6,671) (a)      64,048
      Accrued payroll and related withholdings            254         2,497         293             --            3,044
      Accrued interest payable                          9,791             1          --             --            9,792
      Billings in excess of costs and estimated
          Earnings on uncompleted contracts                --        15,954         476             --           16,430
      Other current liabilities                         6,702         1,613          56             --            8,371
                                                    ---------      --------     -------     ----------         --------
               Total current liabilities               29,915        92,710       3,137         (6,671)         119,091
                                                    ---------      --------     -------     ----------         --------

LONG TERM DEBT                                        279,552        11,904       2,100             --          293,556
DEFERRED TAX LIABILITIES                                   --         8,071          --             --            8,071
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET OF
    AMORTIZATION                                           --         8,377          --             --            8,377
OTHER LIABILITIES                                       4,295         4,228         327             --            8,850
                                                    ---------      --------     -------     ----------         --------
       Total long-term liabilities                    283,847        32,580       2,427             --          318,854
                                                    ---------      --------     -------     ----------         --------

               Total liabilities                      313,762       125,290       5,564         (6,671)         437,945
                                                    ---------      --------     -------     ----------         --------

STOCKHOLDERS' EQUITY:
       Series A, convertible preferred stock               14            --          --             --               14
       Common stock                                       113         2,119         323         (2,412) (b)         143
       Additional paid-in capital                     127,902       271,956      18,056       (290,012) (b)     127,902
       Accumulated other comprehensive income              --            --         288             --              288
       Retained earnings (deficit)                     (5,279)       73,323       3,498        (60,570) (b)      10,972
                                                    ---------      --------     -------     ----------         --------
               Total stockholders' equity (deficit)   122,750       347,398      22,165       (352,994)         139,319
                                                    ---------      --------     -------     ----------         --------


                          TOTAL                     $ 436,512      $472,688     $27,729     $ (359,665)        $577,264
                                                    =========      ========     =======     ==========         ========

(a)   Elimination of inter-company receivables/payables.
(b)   Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           (In Thousands) (Unaudited)



                                            RAILWORKS
                                           CORPORATION                        NON-
                                           (PARENT CO.      GUARANTOR        GUARANTOR
                                              ONLY)       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                           -----------    ------------     ------------      ------------       ------------
    Revenue                                  $     --       $  126,188        $ 4,474          $ (5,297) (a)      $  125,365
    Cost of revenue                                --          103,142          3,492            (5,297) (a)         101,337
                                             --------       ----------        -------          --------           ----------

    Gross profit                                   --           23,046            982                --               24,028
    Selling, general and
       administrative expenses                    844            7,790            743                --                9,377
    Depreciation and amortization
       expense                                     23            2,665            240                --                2,928
                                             --------       ----------        -------          --------           ----------

    Operating income                             (867)          12,591             (1)               --               11,723

    Equity in earnings of subsidiaries          8,434               --             --            (8,434) (b)              --
    Interest expense                           (7,301)            (605)           (54)               --               (7,960)
    Interest and other income                       2              399             63                --                  464
                                             --------       ----------        -------          --------           ----------

    Income before income taxes                    268           12,385              8            (8,434)               4,227
    Provision for income taxes                     --            1,792            110                --                1,902
                                             --------       ----------        -------          --------           ----------

    Net income                               $    268       $   10,593        $  (102)         $ (8,434)          $    2,325
                                             ========       ==========        =======          ========           ==========

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           (In Thousands) (Unaudited)


                                                        RAILWORKS
                                                       CORPORATION                      NON-
                                                       (PARENT CO.    GUARANTOR       GUARANTOR
                                                          ONLY)      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ------------   ------------    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $     268       $ 10,593        $  (102)        $ (8,434) (a)    $   2,325
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
 Depreciation and amortization                               23          4,376            444               --             4,843
 Bond discount amortization                                  16             --             --               --                16
 Equity in earnings of subsidiaries                      (8,434)            --             --            8,434  (a)           --
 (Gain) loss on sale of equipment                            --            (77)            32               --               (45)
 Changes in operating assets and liabilities:
  Accounts receivable and costs and
    estimated earnings in excess of billings
    on uncompleted contracts                                205         (4,934)         2,081               --            (2,648)
  Inventory                                                  --         (1,051)           431               --              (620)
  Other current assets                                   (1,262)          (250)           100               --            (1,412)
  Accounts payable and accrued liabilities                  421          2,773         (1,844)              --             1,350
  Accrued interest payable                                4,709            (21)            --               --             4,688
  Accrued payroll and related withholdings                 (118)          (628)           164               --              (582)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        --         (3,357)          (283)              --            (3,640)
  Other current liabilities                                 (54)          (881)           (42)              --              (977)
  Other assets                                               18           (119)           (81)              --              (182)
  Other liabilities                                        (630)        (7,297)           114               --            (7,813)
  Due (to)/from parent company                           (1,452)         5,439         (3,987)              --                --
                                                      ---------       --------        -------         --------         ---------
    Net cash (used in) provided by operating
     activities                                          (6,290)         4,566         (2,973)              --            (4,697)
                                                      ---------       --------        -------         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                             --          5,748             89               --             5,837
 Purchase of equipment and leasehold improvements          (215)        (4,597)          (634)              --            (5,446)
 Additional purchase consideration and contingent
     earn-out payments                                  (12,249)            --             --               --           (12,249)
                                                      ---------       --------        -------         --------         ---------
    Net cash (used in) investing activities             (12,464)         1,151           (545)              --           (11,858)
                                                      ---------       --------        -------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net activity on revolving line of credit                25,298             --             --               --            25,298
 Proceeds from long-term borrowing                           --             --          1,034               --             1,034
 Direct financing costs paid                               (236)            --             --               --              (236)
 Payment of loan origination fees                           (48)            --             --               --               (48)
 Repayment of seller notes                               (4,845)            --             --               --            (4,845)
 Repayment of long-term borrowing                           (75)        (6,112)            --               --            (6,187)
                                                      ---------       --------        -------         --------         ---------
    Net cash provided by (used in)
          Financing activities                           20,094         (6,112)         1,034               --            15,016
                                                      ---------       --------        -------         --------         ---------
NET (DECREASE)INCREASE IN CASH                            1,340           (395)        (2,484)              --            (1,539)
EXCHANGE RATE EFFECT ON CASH                                 --             --            113               --               113
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                (13)         1,283          3,347               --             4,617
                                                      ---------       --------        -------         --------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                $   1,327       $    888        $   976         $     --         $   3,191
                                                      =========       ========        =======         ========         =========

(a)      Elimination of equity in earnings of subsidiary.

5.  CAPITAL STOCK AND STOCK INCENTIVE PLAN

    The Stock Incentive Plan reserves for issuance 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's board of directors.

    During the first quarter of 2000 options covering an aggregate of 200,000 shares of common stock were issued under the Plan. Various key management employees were issued options on shares of common stock with an exercise price equal to the price of the common stock on the dates of each of the respective grants. In all cases, the options expire ten years after the date of grant.

    On January 3, 2000, the company issued 99,379 shares of common stock as partial consideration in exchange for 100% of the outstanding stock in the Twigg Corporation acquisition.



6.  ACQUISITIONS

    Assets acquired and liabilities assumed are recorded at their estimated fair values at the time of acquisition. The excess of the purchase price over the net fair value is allocated to goodwill. The estimated fair values of acquired assets and liabilities are subject to adjustment pending finalization of, among other things, certain fixed asset appraisals, the quantification of contract and/or litigation uncertainties based on information which was not available at the time of acquisition but subsequently obtained. Goodwill is adjusted as these items are resolved as well as when, and if, additional contingent purchase price is paid. The Company evaluates periodically whether events and circumstances indicate that any goodwill is impaired. At March 31, 2000, the Company had completed its allocation of purchase price for all of the companies acquired during the first quarter of 1999, as well as finalizing its 1999 earn-out commitments. As a result of these items, approximately $10.1 million of additional goodwill was recorded as of March 31, 2000, primarily relating to the final quantification of contract and litigation uncertainties.

    On April 17, 2000, the Company acquired all of the stock of Breaking Technology and Equipment, Inc. and Breaking Technology Corporation (collectively "Breaking Tech"), which specializes in demolition services to the rail transit industry in the metropolitan New York City area. The acquisition will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The purchase price will be $1,731,551 in cash, plus the potential to receive earn-out payments over a 3-year period if targeted revenue and profit goals are achieved. The estimated fair market value of assets purchased will be approximately $881,000 and the estimated goodwill recorded will be $851,000. The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision.



7.  SEGMENT REPORTING

    The following table presents certain financial data as of and for the three months ended March 31, 2000 by reportable segment (in thousands):




                                                         TRANSIT         RAIL PRODUCTS      RAIL           OTHER/
                                                         SERVICES        AND SUPPLIES       TRACK         CORPORATE        TOTAL
                                                         --------        ------------       -----         ---------        -----
         Total revenues for reportable segments         $  63,773         $ 15,711       $  51,178        $      --    $ 130,662
         Inter-segmental revenue                            3,432            1,037             828               --        5,297
         Depreciation/amortization                            182              902           2,355            1,404        4,843
         Segment operating profit (loss)                    5,119            2,672           4,799             (867)      11,723
         Costs and estimated earnings in excess of
              billings  on uncompleted contracts           59,839               --          12,034               --       71,873
         Segment assets                                   134,960           49,169          90,878          452,082      727,089

   The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                        REVENUES:
                          Total revenues for reportable segments                       $  130,662
                          Elimination of inter-segment revenues                            (5,297)
                                                                                       ----------
                          Consolidated revenues                                        $  125,365
                                                                                       ==========

                        OPERATING PROFIT OR LOSS:
                          Total profit for reportable segments                         $   11,723
                                                                                       ==========

                        ASSETS:
                          Total assets for reportable segments                         $  727,089
                          Elimination of inter-company receivables/payables                (6,671)
                          Elimination of investments in subsidiaries                     (143,154)
                                                                                       ----------
                          Consolidated assets                                          $  577,264
                                                                                       ==========

   The Company's Canadian operations produced revenues for the three month period ended March 31, 2000 of $5,270,175. The net book value of long-lived assets relating to the Canadian operations amounted to $5,092,149 as of March 31, 2000.

   The following table presents certain financial data as of and for the three months ended March 31, 1999 by reportable segment (in thousands):



                                                          TRANSIT          RAIL PRODUCTS    RAIL         OTHER/
                                                          SERVICES          AND SUPPLIES    TRACK       CORPORATE        TOTAL
                                                          --------         -------------    -----       ---------        -----
         Total revenues for reportable segments          $  48,758          $   8,241     $ 16,326      $     --       $  73,325
         Inter-segmental revenue                                --                334          318            --             652
         Depreciation/amortization                              32                429          565           928           1,954
         Segment operating profit (loss)                     1,806              1,508        1,187          (666)          3,835
         Costs and estimated earnings in excess of
            billings  on uncompleted contracts              28,673                 --        2,655            --          31,328
         Segment assets                                     75,554             27,916       27,097       210,249         340,816


    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                        REVENUES:
                          Total revenues for reportable segments                        $   73,325
                          Elimination of inter-segment revenues                               (652)
                                                                                        ----------
                        Consolidated revenues                                           $   72,673
                                                                                        ==========

                        OPERATING PROFIT OR LOSS:
                          Total profit or loss for reportable segments                  $    3,835
                                                                                        ==========

                        ASSETS:
                          Total assets for reportable segments                          $  340,816
                          Elimination of inter-company receivables/payables                   (551)
                          Elimination of investments in subsidiaries                       (34,518)
                                                                                        ----------
                          Consolidated assets                                           $  305,747
                                                                                        ==========

    The Company's Canadian operations produced revenues for the three month period ended March 31, 1999 of $2,275,639. The net book value of long-lived assets relating to the Canadian operations amounted to $822,556 as of March 31, 1999.

8. SUBSEQUENT EVENT

   AMENDED CREDIT FACILITIES

    On April 28, 2000, the Company amended and restated its revolving credit and term loan facilities (the "Credit Facilities") to consist of a $100 million amortizing term loan and a $150 million revolving credit facility. The term loan facility matures on September 30, 2006 and the revolving credit facility matures on November 5, 2004. These Credit Facilities were provided by a group of nine banks and seven financial institutions under a secured financing agreement. Borrowings under the Credit Facilities will bear interest on a floating basis at rates equal to LIBOR or the Prime Rate, plus a specified margin. Borrowings outstanding under these Credit Facilities aggregated $130.0 million at April 28, 2000 and were used to repay existing debt. Future borrowings will be used for general corporate purposes, including working capital and to fund additional acquisitions. Borrowing availability under the revolving credit facility is subject to compliance with certain financial covenants and borrowing base limitations.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were formed in March 1998 to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. We primarily perform services pursuant to contracts for the completion of specific projects, some of which take up to five years to complete. On most projects, we contract directly with rail system operators, while on other projects we act as a subcontractor.

In August 1998, we acquired in separate concurrent transactions fourteen companies (the "Founding Companies") engaged principally in the rail system services and products business and we consummated our initial public offering ("IPO") of Common Stock. In November 1998, we acquired two companies (the "1998 Acquired Companies") and, in 1999, we acquired fourteen companies or groups of companies (the "1999 Acquired Companies"). Except for the acquisition of Comstock Holdings, Inc. ("Comstock"), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No. 16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with Staff Accounting Bulletin No. 97 of the SEC because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

Our consolidated balance sheet as of March 31, 2000 includes all companies that we acquired as of March 31, 2000. Our statement of operations and statement of cash flows for the three months ended March 31, 2000 include the results of operations and cash flows of all companies acquired as of December 31, 1999. There were no acquisitions during the three months ended March 31, 2000. Our consolidated balance sheet as of December 31, 1999 includes all companies that we acquired through December 31, 1999. Our statement of operations and statement of cash flows for the three months ended March 31, 1999 include the results of operations and cash flows of all companies acquired as of December 31, 1998 and the results of operations and cash flows of the applicable 1999 Acquired Companies from each of their respective dates of acquisition during the quarter.



RESULTS OF OPERATIONS
Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

Revenue. Revenue increased $52.7 million, or 72.5%, from $72.7 million for the three months ended March 31, 1999 to $125.4 million for the three months ended March 31, 2000. The increase in revenue for the three months ended March 31, 2000 was due primarily to the addition of revenue from ten 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Revenue for the three months ended March 31, 1999 included all of the Founding Companies, the 1998 Acquired Companies and four of the 1999 Acquired Companies from the date of their acquisition during the quarter (the "1999 Base Companies").

Transit services revenue increased $11.5 million, or 23.6%, from $48.8 million for the three months ended March 31, 1999 to $60.3 million for the three months ended March 31, 2000. The increase in revenue for the three months ended March 31, 2000 was due primarily to the addition of revenue from two 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Revenue for the three months ended March 31, 1999 included two of the Founding Companies, one of the 1998 Acquired Companies and one of the 1999 Acquired Companies from the date of its acquisition during the quarter (the "Transit Segment 1999 Base Companies").

Rail products and supplies revenue increased $6.8 million, or 86.1%, from $7.9 million for the three months ended March 31, 1999 to $14.7 million for the three months ended March 31, 2000. The increase in revenue for the three months ended March 31, 2000 was due primarily to the addition of revenue from three 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Revenues for the three months ended March 31, 1999 included three of the Founding Companies and two of the 1999 Acquired Companies from the date of their acquisition during the quarter (the "Rail Products Segment 1999 Base Companies").

Rail track services revenue increased $34.4 million, or 215.0%, from $16.0 million for the three months ended March 31, 1999 to $50.4 million for the three months ended March 31, 2000. The increase in revenue for the three months ended March 31, 2000 was due primarily to the addition of revenue from five 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Revenues for the three months ended March 31, 1999 included nine of the Founding Companies, one of the 1998 Acquired Companies and one of the 1999 Acquired Companies from the date of its acquisition during the quarter (the "Rail Track Segment 1999 Base Companies").

Gross Profit. Gross profit increased $11.4 million, or 90.5%, from $12.6 million for the three months ended March 31, 1999 to $24.0 million for the three months ended March 31, 2000. The increase in gross profit for the three months ended March 31, 2000 was due primarily to the addition of gross profit from ten 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Gross profit reported for the three months ended March 31, 1999 included gross profit only from the 1999 Base Companies. The gross profit percentage increased from 17.3% for the three months ended March 31, 1999 to 19.2% for the three months ended March 31, 2000. This increase was the result of higher profitability associated with the mix and type of work performed by the 1999 Acquired Companies during the three months ended March 31, 2000 compared to mix and type of work performed by the 1999 Base Companies for the three months ended March 31, 1999.

Transit services gross profit increased $3.1 million, or 48.4%, from $6.4 million for the three months ended March 31, 1999 to $9.5 million for the three months ended March 31, 2000. The increase in gross profit for the three months ended March 31, 2000 was due primarily to the addition of revenue from two 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Gross profit reported for the three months ended March 31, 1999 included only gross profit from the Transit Segment 1999 Base Companies during the quarter. The gross profit percentage increased from 13.1% for the three months ended March 31, 1999 to 15.8% for the three months ended March 31, 2000. This increase was the result of higher profitability associated with the mix and type of work performed during the first quarter of 2000 compared to the mix and type of work performed by the Transit Segment 1999 Base Companies during the first quarter of 1999.

Rail products and supplies gross profit increased $2.8 million, or 100.0%, from $2.8 million for the three months ended March 31, 1999 to $5.6 million for the three months ended March 31, 2000. The increase in gross profit for the three months ended March 31, 2000 was due primarily to the addition of revenue from three 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Gross profit for the three months ended March 31, 1999 included only gross profit from the Rail Products Segment 1999 Base Companies during the quarter. The gross profit percentage increased from 35.4% for the three months ended March 31, 1999 to 38.1% for the three months ended March 31, 2000. This increase was the result of higher profitability associated with the mix and type of work performed during the first quarter of 2000 compared to the mix and type of work performed by the Rail Products Segment 1999 Base Companies during the first quarter of 1999.

Rail track services gross profit increased $5.5 million, or 161.8%, from $3.4 million for the three months ended March 31, 1999 to $8.9 million for the three months ended March 31, 2000. The increase in gross profit for the three months ended March 31, 2000 was due primarily to the addition of revenue from five 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Gross profit for the three months ended March 31, 1999 included only gross profit from the Rail Track Segment 1999 Base Companies during the quarter. The gross profit percentage decreased from 21.3% for the three months ended March 31, 1999 to 17.7% for the three months ended March 31, 2000. This decrease was the result of lower profitability associated with the mix and type of work performed during the first quarter of 2000 compared to the mix and type of work performed by the Rail Track Segment 1999 Base Companies during the first quarter of 1999.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 39.8%, from $8.8 million for the three months ended March 31, 1999 to $12.3 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses for the three months ended March 31, 2000 was due primarily to the addition of selling, general and administrative expenses from ten 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Selling, general and administrative expenses for the three months ended March 31, 1999 included only selling, general and administrative expenses from the 1999 Base Companies during the quarter. As a percentage of revenue, selling, general and administrative expenses decreased from 12.1% for the three months ended March 31, 1999 to 9.8% for the three months ended March 31, 2000. This decrease in percentage was the result of the addition of the lower selling, general and administrative cost structures of the 1999 Acquired Companies that were acquired after March 31, 1999 to the selling, general and administrative cost structures of the 1999 Base Companies.

Transit services selling, general and administrative expenses increased $400,000, or 11.1%, from $3.6 million for the three months ended March 31, 1999 to $4.0 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses for the three months ended March 31, 2000 was due primarily to the addition of revenue from two 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Transit Services selling, general and administrative expenses for the three months ended March 31, 1999 included only selling, general and administrative expenses from the Transit Services Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses decreased from 7.4% for the three months ended March 31, 1999 to 6.6% for the three months ended March 31, 2000. This percentage decrease was a result of the transit services related 1999 Acquired Companies having lower overhead selling, general and administrative cost structures than the Transit Services Segment 1999 Base Companies.

Rail products and supplies selling, general and administrative expenses increased $1.3 million, or 100.0%, from $1.3 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses for the three months ended March 31, 2000 was due primarily to the addition of revenue from three 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Selling, general and administrative expenses for the three months ended March 31, 1999 included only selling, general and administrative expenses from the Rail Products Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses increased from 16.5% for the three months ended March 31, 1999 to 17.7% for the three months ended March 31, 2000. This percentage increase was a result of the rail products related 1999 Acquired Companies having higher overhead selling, general and administrative cost structures than the Rail Products Segment 1999 Base Companies.

Rail track services selling, general and administrative expenses increased $1.1 million, or 52.4%, from $2.1 million for the three months ended March 31, 1999 to $3.2 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses for the three months ended March 31, 2000 was due primarily to the addition of revenue from five 1999 Acquired Companies that were acquired subsequent to March 31, 1999. Selling, general and administrative expenses for the three months ended March 31, 1999 included only selling, general and administrative expenses from the Rail Track Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses decreased from 13.1% for the three months ended March 31, 1999 to 6.3% for the three months ended March 31, 2000. This percentage decrease was a result of the rail track services 1999 Acquired Companies having lower overhead, selling, general and administrative cost structures than the Rail Track Segment 1999 Base Companies.

Corporate selling, general and administrative expenses increased $700,000, or 38.9%, from $1.8 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000. The increase was due to the fact that the selling, general and administrative expenses for the three months ended March 31, 1999 is that of an overhead structure to support the fourteen Founding Companies and four of the 1999 Acquired Companies. The selling, general and administrative expenses for the three months ended March 31, 2000 is that of an overhead structure to support the Founding Companies, as well as, the 1998 Acquired Companies and all fourteen 1999 Acquired Companies. As a percentage of total revenue, selling, general and administrative expenses decreased from 2.5% for the three months ended March 31, 1999 to 2.0% for the three months ended March 31, 2000. The decrease in percentage results from spreading the corporate overhead structure over a larger revenue base.

Net Income. Net income increased $700,000 or 43.8%, from $1.6 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000, as a result of the items mentioned above.


      FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

      In the past we have experienced quarterly variations in revenue, operating income (including operating losses), net income (including net losses) and cash flows (including operating cash flow deficits) as a result of various factors, including projects commenced and completed during a quarter, the number of business days in a quarter and the size and scope of projects. A variation in the number of projects, progress on projects or the timing of the initiation or completion of projects can cause periods in which certain operating resources are not generating revenue and can cause significant variations in operating results between reporting periods. Negative fluctuations have been particularly pronounced, and net losses have been incurred, in the first and fourth calendar quarters, generally due to adverse weather conditions. We expect to continue to experience such quarterly fluctuations in operating results, including possible net losses.


     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had working capital of approximately $133.5 million. Net cash used in operating activities for the three months ended March 31, 2000 was approximately $4.7 million. Net cash used in investing activities for the three months ended March 31, 2000 was approximately $11.9 million, which consisted primarily of cash payments in satisfaction of earn-out obligations. Net cash provided by financing activities for the three months ended March 31, 2000 was approximately $15.0 million, which included borrowings of approximately $26.3 million, offset by debt repayment of approximately $11.0 million.

     Capital expenditures were $5.4 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenue, are expected to decrease compared to those of the past three fiscal years.

     Cash for acquisitions and working capital are financed by funds generated from operations together with borrowings under our credit facilities. As of March 31, 2000, we had a $105 million senior revolving credit facility that was to mature in August 2002. We also had a $30 million senior term credit facility that was to mature in November 2004. On April 28, 2000, the Company amended and restated these facilities. We now have a $100 million amortizing term loan that matures on September 30, 2006 and a $150 million revolving credit facility that matures on November 5, 2004. See Note 8. The credit facilities are secured by a first lien on all of the capital stock of our subsidiaries and on all of our accounts receivable of our domestic subsidiaries. The credit facilities contain a negative pledge on all of our domestic subsidiaries' assets as well as other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at our option, at an interest rate equal to (1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 250 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or (2) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 125 basis points based on the ratio of Funded Debt to EBITDA. We may also finance future acquisitions with shares of common stock and other contingent consideration.

     In connection with certain acquisitions, we have agreed, and in the future may agree, to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill at December 31, 1999 relating to 1999 operating performance amounted to approximately $11,000,000. Such amounts were paid on or about March 31, 2000.

     We believe that funds generated from operations, together with existing cash and borrowings under our revolving credit facility, will be sufficient to finance our current operations, planned capital expenditures, potential acquisitions and internal growth. If we were to make a significant acquisition for cash, it may be necessary to obtain additional debt or equity financing. There can be no assurance that we will be able to obtain any such financing on terms satisfactory to us, if at all.

YEAR 2000

We have not experienced any disruptions to our business or any other problems as a result of Year 2000 issues. We developed and implemented a plan that addressed three main areas: information systems, embedded chips and supply chain readiness (including customers as well as inventory and non-inventory suppliers). To oversee the process, we established a committee comprised of accounting and information systems personnel who reported regularly to the board of directors and the audit committee.

We believe that, by identifying potential deficiencies related to Year 2000 in our information systems and other equipment with date sensitive operating controls, by identifying and contacting suppliers and customers to determine the state of their Year 2000 readiness, and by addressing them through upgrades and other remediation, we have successfully avoided material Year 2000 problems.



Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of March 31, 2000, interest rate exposure has been principally limited to the $72.5 million of long-term debt outstanding at March 31, 2000 under our credit facilities. All of that debt bears interest at rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $363,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of March 31, 2000.


CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. You can find discussions containing forward-looking statements in the section entitled "Management's

Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. We use the words "believes," "anticipates," "expects", "estimates," "plans," "intends" and similar expressions so as to identify forward-looking statements. All forward-looking statements involve substantial risks and uncertainties. There may be events in the future that we are not accurately able to predict, or over which we have no control. Some factors that may cause actual results to differ from projected results are:

         - the absence of a combined operating history of our operating companies and difficulties in integrating their operations;
         - unanticipated difficulties or delays in implementing our acquisition program;
         - cyclicality in the demand for rail systems services and products;
         - availability of capital, including our ability to service or refinance indebtedness;
         - the unanticipated decrease in public sector contracts and funding;
         - changes in our relationships with major customers;
         - effects of changes in general economic conditions; - actions by competitors;
         - ability to retain qualified personnel;
         - the resolution of former West Coast operations' contract claims or litigation uncertainties.

Consequently, you should regard forward-looking statements only as our current plans, estimates and beliefs. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, are contained in our filings with the Securities and Exchange Commission, including our Annual Report of Form 10-K. Copies of these filings are available from us free of charge.



PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings

                  None.

Item 2.    Changes in Securities and Use of Proceeds

           (i)    Changes in Securities

                  None.

           (ii)   Use of Proceeds

                  None.

           (iii)  Recent Sales of Unregistered Securities

                  During the three months ended March 31, 2000, we issued 99,379 shares of unregistered Common Stock of the Company to the owners of Twigg Corporation, as partial consideration for 100% of the outstanding stock of Twigg Corporation in that acquisition. The stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

                  During the three months ended March 31, 2000, we also issued to four employees of RailWorks options to purchase a combined total of 200,000 shares of the Company's common stock. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant.

Item 3.           Default Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

                a)     Exhibit List:

              10.41 -- Amendment No. 4 to the Amended and Restated Credit
                       Agreement dated March 30, 2000 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the Lenders named therein, Bank of America, N. A., as Domestic Administrative Agent and Bank of America, N. A., as Canadian Administrative Agent.
              10.42 -- Amended and Restated Credit Agreement dated April
                       28, 2000 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the Lenders named therein, First Union National Bank, as Documentation Agent, and Bank of America, N. A., as Administrative Agent.
              10.43 -- Amended and Restated Security Agreement dated
                       April 28, 2000 among the persons identified therein as Grantors and Bank of America, N. A., as Collateral Agent for the Lenders.
              10.44 -- Amended and Restated Pledge Agreement dated April
                       28, 2000 among the persons identified therein as Pledgors and Bank of America, N. A., as Collateral Agent for the Lenders.
              10.45 -- Amended and Restated Employment Agreement, dated
                       January 1, 2000 between RailWorks Corporation and Michael R. Azarela.
              10.46 -- Amended and restated Employment Agreement, dated
                       January 1, 2000 between RailWorks Corporation and
                       John Larkin.
              27.1  -- Financial Data Schedule (for SEC filing purposes only)

                b)     Reports on Form 8-K:

                       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RailWorks Corporation


                                            /s/ Michael R. Azarela
                                            ----------------------------------
                                            By: Michael R. Azarela
                                            Executive Vice President and
                                            Chief Financial Officer



Date:  May 12, 2000

                                  EXHIBIT INDEX



                                                                                                 SEQUENTIALLY
NUMBER                                               EXHIBIT                                     NUMBERED PAGE
------                                               -------                                     -------------
10.41    --       Amendment No. 4 to the Amended and Restated Credit Agreement                     21- 30
                  dated March 30, 2000 among RailWorks Corporation, as Borrower,
                  Certain Subsidiaries, as Guarantors, the Lenders named therein, Bank of America, N. A., as Domestic Administrative Agent and Bank of
                  America, N. A., as Canadian Administrative Agent.
10.42   --        Amended and Restated Credit Agreement dated April 28, 2000 among                 31 - 109
                  RailWorks Corporation, as Borrower, Certain Subsidiaries, as
                  Guarantors, the Lenders named therein, First Union National Bank, as
                  Documentation Agent, and Bank of America, N. A., as Administrative Agent.
10.43   --        Amended and Restated Security Agreement dated April 28, 2000 among               110 - 124
                  the persons identified therein as Grantors and Bank of America, N. A., as
                  Collateral Agent for the Lenders.
10.44   --        Amended and Restated Pledge Agreement dated April 28, 2000 among                 125 - 132
                  the persons identified therein as Pledgors and Bank of America, N. A., as Collateral Agent for the Lenders.
10.45   --        Amended and Restated Employment Agreement, dated January 1, 2000                 133 - 145
                  between RailWorks Corporation and Michael R. Azarela.
10.46   --        Amended and restated Employment Agreement, dated January 1, 2000                 146 - 156
                  between RailWorks Corporation and John Larkin.
27.1    --        Financial Data Schedule (for SEC filing purposes only)                           157