Form 10-Q
period 2000-06-30
RAILWORKS CORP
filed 2000-08-11
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

15,369,761 shares of Common Stock were outstanding as of August 4, 2000.

                              RailWorks Corporation

                                    CONTENTS

                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements:
    Consolidated Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                                   3
    Consolidated Statements of Operations for the three months ended
          June 30, 2000 (unaudited) and 1999 (unaudited)                      4
    Consolidated Statements of Operations for the six months ended
          June 30, 2000 (unaudited) and 1999 (unaudited)                      5
    Consolidated Statements of Stockholders' Equity for the six months
          ended June 30, 2000 (unaudited) and 1999 (unaudited)                6
    Consolidated Statements of Cash Flows for six months ended
          June 30, 2000 (unaudited) and 1999 (unaudited)                      7
    Notes to Consolidated Financial Statements (unaudited)                 8-22

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            22-28

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        28

PART II - OTHER INFORMATION

  Items 1 through 6                                                       29-30
  Signatures                                                                 31

EXHIBIT INDEX                                                                32

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
(In thousands, except share and per share data)

                                                                                                     (Unaudited)
                                                                                                       June 30,      December 31,
                                                                                                         2000            1999
                                                                                                     -----------     ------------

                                                         ASSETS
                  CURRENT ASSETS:
                    Cash and cash equivalents                                                          $  1,482        $  4,617
                    Accounts receivable, net of allowance for doubtful accounts of $1,478 and $965      164,660         153,084
                    Costs and estimated earnings in excess of billings on uncompleted contracts          75,591          56,295
                    Inventories:
                       Raw materials                                                                     19,332          19,197
                       Finished goods                                                                    10,647           4,562
                    Deferred tax asset                                                                    2,426           2,426
                    Prepaid federal taxes                                                                 4,163           4,163
                    Other current assets                                                                 13,363           7,372
                                                                                                       --------        --------
                          Total current assets                                                          291,664         251,716
                                                                                                       --------        --------

                  PROPERTY, PLANT AND EQUIPMENT, NET                                                     81,627          73,897
                                                                                                       --------        --------
                  OTHER ASSETS:
                    Excess of cost over net assets acquired, net of amortization                        262,222         223,886
                    Loans to officers                                                                     6,735           6,735
                    Other                                                                                13,016          15,423
                                                                                                       --------        --------
                          Total other assets                                                            281,973         246,044
                                                                                                       --------        --------

                                   TOTAL                                                               $655,264        $571,657
                                                                                                       ========        ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                  CURRENT LIABILITIES:
                    Current maturities of long-term debt                                               $ 22,307        $ 19,740
                    Accounts payable and accrued liabilities                                             60,484          74,558
                    Accrued payroll and related withholdings                                              3,675           3,626
                    Accrued interest payable                                                              5,436           5,104
                    Billings in excess of costs and estimated earnings on uncompleted contracts          21,131          20,070
                    Other current liabilities                                                            12,620           9,348
                                                                                                       --------        --------
                          Total current liabilities                                                     125,653         132,446
                                                                                                       --------        --------

                  LONG-TERM DEBT                                                                        345,715         274,691
                  DEFERRED TAX LIABILITY                                                                  8,071           8,071
                  EXCESS OF ACQUIRED NET ASSETS OVER COST, NET OF AMORTIZATION                            8,320           8,434
                  OTHER LIABILITIES                                                                      12,640          12,134
                                                                                                       --------        --------
                          Total long-term liabilities                                                   374,746         303,330
                                                                                                       --------        --------
                             Total liabilities                                                          500,399         435,776
                                                                                                       --------        --------

                  STOCKHOLDERS' EQUITY:
                    Series A, convertible preferred stock, $1.00 par value, authorized
                        10,000,000 shares, 13,700 shares issued and outstanding                              14              14
                    Common stock, $0.01 par value, authorized 100,000,000 shares,
                        15,369,761 shares issued and outstanding at June 30, 2000,
                        14,255,705 shares issued and outstanding at December 31, 1999                       153             142
                    Additional paid-in capital                                                          138,039         126,903
                    Accumulated other comprehensive income                                                  265             175
                    Retained earnings                                                                    16,394           8,647
                                                                                                       --------        --------
                          Total stockholders' equity                                                    154,865         135,881
                                                                                                       --------        --------
                                   TOTAL                                                               $655,264        $571,657
                                                                                                       ========        ========

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands, except share and per share data) (Unaudited)

                                                                                           2000                   1999
                                                                                       ------------           ------------

                           Revenue                                                     $    154,664           $    115,810
                           Cost of revenue                                                  120,773                 91,998
                                                                                       ------------           ------------

                           Gross profit                                                      33,891                 23,812
                           Selling, general and administrative expenses                      13,733                 11,434
                           Depreciation and amortization expense                              3,273                  1,579
                                                                                       ------------           ------------

                           Operating income                                                  16,885                 10,799
                                                                                       ------------           ------------

                           Other income (expense):
                             Interest expense                                                (8,430)                (4,845)
                             Interest and other income                                        1,058                    662
                                                                                       ------------           ------------

                                Other expense, net                                           (7,372)                (4,183)
                                                                                       ------------           ------------

                           Income before income taxes                                         9,513                  6,616
                           Provision for income taxes                                         4,091                  2,481
                                                                                       ------------           ------------

                           Net income                                                  $      5,422           $      4,135
                                                                                       ============           ============

                           Basic earnings per share                                    $        .38           $        .30
                                                                                       ============           ============

                           Diluted earnings per share                                  $        .35           $        .27
                                                                                       ============           ============

                           Weighted average shares used in computing basic
                              earnings per share                                         14,366,234             13,886,028
                                                                                       ============           ============

                           Weighted average shares used in computing
                              diluted earnings per share                                 15,739,153             15,276,698
                                                                                       ============           ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands, except share and per share data) (Unaudited)

                                                                                           2000                   1999
                                                                                       ------------           ------------

                           Revenue                                                     $    280,028           $    188,483
                           Cost of revenue                                                  222,109                152,072
                                                                                       ------------           ------------

                           Gross profit                                                      57,919                 36,411
                           Selling, general and administrative expenses                      23,108                 19,207
                           Depreciation and amortization expense                              6,202                  2,570
                                                                                       ------------           ------------

                           Operating income                                                  28,609                 14,634
                                                                                       ------------           ------------

                           Other income (expense):
                             Interest expense                                               (16,391)                (6,458)
                             Interest and other income                                        1,522                  1,061
                                                                                       ------------           ------------

                                Other expense, net                                          (14,869)                (5,397)
                                                                                       ------------           ------------

                           Income before income taxes                                        13,740                  9,237
                           Provision for income taxes                                         5,993                  3,466
                                                                                       ------------           ------------

                           Net income                                                  $      7,747           $      5,771
                                                                                       ============           ============

                           Basic earnings per share                                    $        .54           $        .42
                                                                                       ============           ============

                           Diluted earnings per share                                  $        .50           $        .38
                                                                                       ============           ============

                           Weighted average shares used in computing
                              basic earnings per share                                   14,359,567             13,831,195
                                                                                       ============           ============

                           Weighted average shares used in computing
                              diluted earnings per share                                 15,734,808             15,209,696
                                                                                       ============           ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(In thousands) (Unaudited)

                                                                                           ACCUMULATED
                                                                             ADDITIONAL       OTHER       RETAINED
                                 COMMON STOCK           PREFERRED STOCK       PAID-IN     COMPREHENSIVE   EARNINGS   COMPREHENSIVE
                              SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL         INCOME      (DEFICIT)      INCOME
                              ------      ------      ------      ------     ----------   -------------  ----------  -------------

BALANCE, JANUARY 1, 1999      13,704      $  137          14      $   14       $121,296       $   --      $(11,439)      $   --

  Issuance of common stock
     for acquisitions            193           2          --          --          1,998           --            --           --
  Stock option compensation       --          --          --          --             37           --            --           --
  Stock issuance costs            --          --          --          --            (58)          --            --           --
  Foreign currency
     translation adjustment       --          --          --          --             --          105            --          105

  Net income                      --          --          --          --             --           --         5,771        5,771
                              ------      ------          --      ------      ---------       ------      --------       ------

BALANCE, JUNE 30, 1999        13,897      $  139          14      $   14       $123,273       $  105      $ (5,668)      $5,876
                              ======      ======          ==      ======      =========       ======      ========       ======

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(In thousands) (Unaudited)

                                                                                           ACCUMULATED
                                                                             ADDITIONAL       OTHER
                                 COMMON STOCK           PREFERRED STOCK       PAID-IN     COMPREHENSIVE   RETAINED   COMPREHENSIVE
                              SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL         INCOME      EARNINGS      INCOME
                              ------      ------      ------      ------     ----------   -------------  ----------  -------------

BALANCE, JANUARY 1, 2000     14,256      $  142        14         $ 14       $126,903          $175        $ 8,647       $    --
 Issuance of common stock
     for acquisitions         1,113          11        --           --         11,136            --             --            --
 Foreign currency
   translation adjustment        --          --        --           --             --            90             --            90
  Net income                     --          --        --           --             --            --          7,747         7,747
                             ------      ------        --         ----       --------          ----        -------       -------
BALANCE, JUNE 30,  2000      15,369      $  153        14         $ 14       $138,039          $265        $16,394       $ 7,837
                             ======      ======        ==         ====       ========          ====        =======       =======

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands, except share data) (Unaudited)

                                                                                                       2000              1999
                                                                                                     ---------         ---------

                  CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net income                                                                         $   7,747         $   5,771
                  Adjustments to reconcile net income to net cash used in operating activities:
                    Depreciation and amortization                                                       10,468             5,144
                    Deferred taxes                                                                          --               (81)
                    Bond discount amortization                                                              33                --
                    Gain on sale of equipment                                                             (280)              (10)
                    Change in operating assets and liabilities:
                      Accounts receivable and costs and estimated earnings in
                        excess of billings on uncompleted contracts                                    (25,282)          (14,151)
                      Inventory                                                                         (1,374)             (472)
                      Other current assets                                                              (5,313)            1,969
                      Accounts payable and accrued liabilities                                          (2,814)          (11,950)
                      Accrued interest payable                                                             332                --
                      Accrued payroll and related withholdings                                            (169)             (335)
                      Billings in excess of costs and estimated earnings on
                        uncompleted contracts                                                           (1,640)           (5,521)
                      Other current liabilities                                                            (60)              594
                      Other assets                                                                         114             2,278
                      Other liabilities                                                                (10,032)           (5,073)
                                                                                                     ---------         ---------
                            Net cash used in operating activities                                      (28,270)          (21,837)
                                                                                                     ---------         ---------

                  CASH FLOWS FROM INVESTING ACTIVITIES:
                      Proceeds from sale of equipment                                                    8,590             1,917
                      Purchase of equipment and leasehold improvements                                 (15,353)           (7,402)
                      Loans to officers                                                                     --            (5,805)
                      Acquisitions of subsidiaries, net of cash acquired                               (18,613)          (72,695)
                      Additional purchase consideration and contingent earn-out payments               (17,372)               --
                                                                                                     ---------         ---------
                            Net cash used in investing activities                                      (42,748)          (83,985)
                                                                                                     ---------         ---------

                  CASH FLOWS FROM FINANCING ACTIVITIES:
                      Net activity on revolving line of credit                                           9,826                --
                      Proceeds from long-term borrowing                                                  8,994           141,246
                      Debt issuance costs                                                                 (236)           (4,160)
                      Payment of loan origination fees                                                  (2,606)               --
                      Proceeds from term loan borrowings                                               100,000                --
                      Repayment of term loan                                                           (29,925)               --
                      Repayment of seller notes                                                         (6,550)               --
                      Proceeds from issuance of senior subordinated notes                                   --           125,000
                      Repayment of long-term borrowing                                                 (11,710)         (155,366)
                                                                                                     ---------         ---------
                            Net cash provided by financing activities                                   67,793           106,720
                                                                                                     ---------         ---------

                  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (3,225)              898
                  EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                         90               105
                  CASH AND CASH EQUIVALENTS, beginning of period                                         4,617             2,846
                                                                                                     ---------         ---------

                  CASH AND CASH EQUIVALENTS, end of period                                           $   1,482         $   3,849
                                                                                                     =========         =========

                  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
                      Cash paid during the period for interest                                       $  12,970         $   2,300
                                                                                                     =========         =========
                      Cash paid during the period for income taxes                                   $   4,319         $   1,180
                                                                                                     =========         =========

         NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES: On June 30, 2000, the Company issued 1,014,677 shares of common stock as partial consideration in exchange for 100% of the outstanding stock in the HSQ Technologies, Inc. acquisition.

                 See Notes to Consolidated Financial Statements.

                              RAILWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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


3. EARNINGS PER SHARE

         In accordance with SFAS No. 128, the Company reports its earnings per share (EPS) in basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share as of June 30, 2000 and 1999 (in thousands, except per share data):

The following is the computation for the three months ended June 30, 2000 and 1999:

                                                                                  2000            1999
                                                                                --------        --------

                           Net income                                           $  5,422        $  4,135
                                                                                ========        ========

                           Shares used for determining basic EPS                  14,366          13,886

                           Dilutive effect of:
                              Stock options                                            3              21
                              Convertible preferred shares                         1,370           1,370
                                                                                --------        --------

                           Shares used for determining diluted EPS                15,739          15,277
                                                                                ========        ========

                           Basic EPS                                            $    .38        $    .30
                                                                                ========        ========

                           Diluted EPS                                          $    .35        $    .27
                                                                                ========        ========

The following is a computation for the six months ended June 30, 2000 and 1999:

                                                                                  2000            1999
                                                                                --------        --------

                           Net income                                           $  7,747        $  5,771
                                                                                ========        ========


                           Shares used for determining basic EPS                  14,360          13,831

                           Dilutive effect of:
                              Stock options                                            5               9
                              Convertible preferred shares                         1,370           1,370
                                                                                --------        --------

                           Shares used for determining diluted EPS                15,735          15,210
                                                                                ========        ========


                           Basic EPS                                            $    .54        $    .42
                                                                                ========        ========

                           Diluted EPS                                          $    .50        $    .38
                                                                                ========        ========

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

         Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of June 30, 2000 and 1999 and for the three and six-month periods ended June 30, 2000 and 1999. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                           (In Thousands) (Unaudited)



                                                        RAILWORKS
                                                       CORPORATION                        NON-
                                                        (PARENT       GUARANTOR        GUARANTOR
                                                      COMPANY ONLY)  SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                      -------------  ------------     ------------  ------------    ------------
                ASSETS:
     CURRENT ASSETS:
         Cash                                          $    2,803     $   (1,956)     $      635      $      --      $    1,482
         Accounts receivable, net                              --        159,198           9,837         (4,375)(a)     164,660
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                            --         74,406           1,185             --          75,591
         Inventories:
             Raw materials                                     --         14,301           5,031             --          19,332
             Finished goods                                    --          9,945             702             --          10,647
         Deferred tax asset                                    --          2,426              --             --           2,426
         Prepaid federal taxes                                 --          3,913             250             --           4,163
         Due (to)/from parent company                      73,388        (70,669)         (2,719)            --              --
         Other current assets                               7,782          4,461           1,120             --          13,363
                                                       ----------     ----------      ----------      ---------      ----------
                    Total current assets                   83,973        196,025          16,041         (4,375)        291,664
                                                       ----------     ----------      ----------      ---------      ----------

     INVESTMENT IN SUBSIDIARIES                           393,855             --              --       (393,855)(b)          --
                                                       ----------     ----------      ----------      ---------      ----------

     PROPERTY, PLANT AND
       EQUIPMENT, NET                                         819         71,873           8,935             --          81,627
                                                       ----------     ----------      ----------      ---------      ----------

     OTHER ASSETS:
          Excess of cost over acquired net
            assets, net of amortization                        --        245,564          16,658             --         262,222
          Loans to officers                                 6,735             --              --             --           6,735
          Other                                             8,393          4,457             166             --          13,016
                                                       ----------     ----------      ----------      ---------      ----------
                    Total other assets                     15,128        250,021          16,824             --         281,973
                                                       ----------     ----------      ----------      ---------      ----------
                             TOTAL                     $  493,775     $  517,919      $   41,800      $(398,230)     $  655,264
                                                       ==========     ==========      ==========      =========      ==========

(a)      Elimination of inter-company receivables/payable.

(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000
                           (In Thousands) (Unaudited)



                                                        RAILWORKS
                                                      CORPORATION                        NON-
                                                        (PARENT        GUARANTOR      GUARANTOR
                                                      COMPANY ONLY)   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      -------------   ------------   ------------    ------------    ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY:
     CURRENT LIABILITIES:
        Current maturities of long-term debt           $    8,265      $   11,982     $    2,060     $       --      $   22,307
        Accounts payable and accrued liabilities              367          60,024          4,468         (4,375)(a)      60,484
        Accrued payroll and related withholdings              339           2,579            757             --           3,675
        Accrued interest payable                            5,421               3             12             --           5,436
        Billings in excess of costs and estimated
              earnings on uncompleted contracts                --          20,792            339             --          21,131
        Other current liabilities                           7,933           3,284          1,403             --          12,620
                                                       ----------      ----------     ----------     ----------      ----------
              Total current liabilities                    22,325          98,664          9,039         (4,375)        125,653
                                                       ----------      ----------     ----------     ----------      ----------

     LONG TERM DEBT                                       331,826          11,092          2,797             --         345,715
     DEFERRED TAX LIABILITIES                                  --           8,071             --             --           8,071
     EXCESS OF ACQUIRED NET ASSETS OVER COST,
        NET OF AMORTIZATION                                    --           8,320             --             --           8,320
     OTHER LIABILITIES                                      4,478           7,739            423             --          12,640
                                                       ----------      ----------     ----------     ----------      ----------
        Total long-term liabilities                       336,304          35,222          3,220             --         374,746
                                                       ----------      ----------     ----------     ----------      ----------

              Total liabilities                           358,629         133,886         12,259         (4,375)        500,399
                                                       ----------      ----------     ----------     ----------      ----------

     STOCKHOLDERS' EQUITY:
        Series A, convertible preferred stock                  14              --             --             --              14
        Common stock                                          123           3,435            378         (3,783)(b)         153
        Additional paid-in capital                        138,038         293,143         24,290       (317,432)(b)     138,039
        Accumulated other comprehensive income                 --              --            265             --             265
        Retained earnings (deficit)                        (3,029)         87,455          4,608        (72,640)(b)      16,394
                                                       ----------      ----------     ----------     ----------      ----------
              Total stockholders' equity (deficit)        135,146         384,033         29,541       (393,855)        154,865
                                                       ----------      ----------     ----------     ----------      ----------

                       TOTAL                           $  493,775      $  517,919     $   41,800     $ (398,230)     $  655,264
                                                       ==========      ==========     ==========     ==========      ==========

(a)      Elimination of inter-company receivables/payables.

(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)



                                                RAILWORKS
                                               CORPORATION                         NON-
                                               (PARENT CO.      GUARANTOR       GUARANTOR
                                                  ONLY)        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------    ------------    ------------    ------------
     Revenue                                    $       --      $  147,847      $   11,944      $   (5,127)(a)  $  154,664
     Cost of revenue                                    --         117,253           8,647          (5,127)(a)     120,773
                                                ----------      ----------      ----------      ----------      ----------

     Gross profit                                       --          30,594           3,297              --          33,891
     Selling, general and
        administrative expenses                      1,704          10,980           1,049              --          13,733
     Depreciation and amortization
        expense                                        250           2,901             122              --           3,273
                                                ----------      ----------      ----------      ----------      ----------

     Operating income                               (1,954)         16,713           2,126              --          16,885

     Equity in earnings of                          12,070              --              --         (12,070)(b)          --
        subsidiaries
     Interest expense                               (7,866)           (469)            (95)             --          (8,430)
     Interest and other income                          --           1,075             (17)             --           1,058
                                                ----------      ----------      ----------      ----------      ----------

     Income before income taxes                      2,250          17,319           2,014         (12,070)          9,513
     Provision for income taxes                         --           3,187             904              --           4,091
                                                ----------      ----------      ----------      ----------      ----------

     Net income                                 $    2,250      $   14,132      $    1,110      $  (12,070)     $    5,422
                                                ==========      ==========      ==========      ==========      ==========

(a)      Elimination of inter-company revenue.

(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)



                                             RAILWORKS
                                            CORPORATION                         NON-
                                            (PARENT CO.      GUARANTOR       GUARANTOR
                                               ONLY)        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ------------    ------------    ------------    ------------   ------------
     Revenue                                 $       --      $  274,035      $   16,418      $ (10,425)(a)  $  280,028
     Cost of revenue                                 --         220,395          12,139        (10,425)(a)     222,109
                                             ----------      ----------      ----------      ---------      ----------

     Gross profit                                    --          53,640           4,279             --          57,919
     Selling, general and
        administrative expenses                   2,746          18,570           1,792             --          23,108
     Depreciation and amortization
        expense                                      74           5,766             362             --           6,202
                                             ----------      ----------      ----------      ---------      ----------

     Operating income                            (2,820)         29,304           2,125             --          28,609

     Equity in earnings of
       subsidiaries                              20,504              --              --        (20,504)(b)          --
     Interest expense                           (15,168)         (1,074)           (149)            --         (16,391)
     Interest and other income                        2           1,474              46             --           1,522
                                             ----------      ----------      ----------      ---------      ----------

     Income before income taxes                   2,518          29,704           2,022        (20,504)         13,740
     Provision for income taxes                      --           4,979           1,014             --           5,993
                                             ----------      ----------      ----------      ---------      ----------

     Net income                              $    2,518      $   24,725      $    1,008      $ (20,504)     $    7,747
                                             ==========      ==========      ==========      =========      ==========

(a) Elimination of inter-company revenue.

(b) Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)



                                                            RAILWORKS
                                                           CORPORATION                      NON-
                                                           (PARENT CO.     GUARANTOR     GUARANTOR
                                                              ONLY)       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                           -----------    ------------  ------------   ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                             $    2,518      $ 24,725      $  1,008     $ (20,504)(a)     $    7,747
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
      Depreciation and amortization                                273         9,290           905            --             10,468
      Bond discount amortization                                    33            --            --            --                 33
      Equity in earnings of subsidiaries                       (20,504)           --            --        20,504 (a)             --
      (Gain) loss on sale of equipment                              --          (310)           30            --               (280)
      Changes in operating assets and liabilities:
       Accounts receivable and costs and
         estimated earnings in excess of billings
         on uncompleted contracts                                  205       (24,045)       (1,442)           --            (25,282)
       Inventory                                                    --        (1,502)          128            --             (1,374)
       Other current assets                                     (5,001)          228          (540)           --             (5,313)
       Accounts payable and accrued liabilities                    368        (3,936)          754            --             (2,814)
       Accrued interest payable                                    339           (19)           12            --                332
       Accrued payroll and related withholdings                    (33)         (555)          419            --               (169)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                          --        (1,220)         (420)           --             (1,640)
       Other current liabilities                                 1,177        (2,086)          849            --                (60)
       Other assets                                                398          (223)          (61)           --                114
       Other liabilities                                          (447)       (9,431)         (154)           --            (10,032)
       Due (to)/from parent company                            (10,201)       14,885        (4,684)           --                 --
                                                            ----------      --------      --------      --------         ----------
         Net cash (used in) provided by operating
          activities                                           (30,875)        5,801        (3,196)           --            (28,270)
                                                            ----------      --------      --------      --------         ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of equipment                               --         8,477           113            --              8,590
      Purchase of equipment and leasehold improvements            (713)      (12,869)       (1,771)           --            (15,353)
      Acquisitions of subsidiaries, net of cash acquired       (18,658)           45            --            --            (18,613)
      Additional purchase consideration and contingent
          earn-out payments                                    (17,372)           --            --            --            (17,372)
                                                            ----------      --------      --------      --------         ----------
         Net cash used in investing activities                 (36,743)       (4,347)       (1,658)           --            (42,748)
                                                            ----------      --------      --------      --------         ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
      Net activity on revolving line of credit                   9,826            --            --            --              9,826
      Proceeds from long-term borrowing                        100,000       (94,009)        3,003            --              8,994
      Direct financing costs paid                                 (236)           --            --            --               (236)
      Payment of loan origination fees                          (2,606)           --            --            --             (2,606)
      Proceeds from term loan borrowings                            --       100,000            --            --            100,000
      Repayment of term loan                                   (29,925)           --            --            --            (29,925)
      Repayment of seller notes                                 (6,550)           --            --            --             (6,550)
      Repayment of long-term borrowing                             (75)      (10,589)       (1,046)           --            (11,710)
                                                            ----------      --------      --------      --------         ----------
         Net cash provided by (used in)
               financing activities                             70,434        (4,598)        1,957            --             67,793
                                                            ----------      --------      --------      --------         ----------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,816        (3,144)       (2,897)           --             (3,225)
     EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS              --            --            90            --                 90
     CASH AND CASH EQUIVALENTS, BEGINNING OF
       YEAR                                                        (13)        1,188         3,442            --              4,617
                                                            ----------      --------      --------      --------         ----------
     CASH AND CASH EQUIVALENTS, END OF YEAR                 $    2,803      $ (1,956)     $    635      $     --         $    1,482
                                                            ==========      ========      ========      ========         ==========


(a)      Elimination of equity in earnings of subsidiary.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999
                           (In Thousands) (Unaudited)

                                               RAILWORKS
                                              CORPORATION                         NON-
                                                (PARENT       GUARANTOR        GUARANTOR
                                             COMPANY ONLY)   SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                             -------------   ------------     ------------    ------------     ------------

                 ASSETS:
   CURRENT ASSETS:
     Cash                                     $      176      $    3,381       $      292       $       --       $    3,849
     Accounts receivable, net                         --         116,200            8,423           (4,610)(a)      120,013
     Costs and estimated earnings in
      excess of billings on uncompleted
      contracts                                       --          49,189              502               --           49,691
     Inventories:
       Raw materials                                  --          10,240            3,816               --           14,056
       Finished goods                                 --           4,177              863               --            5,040
     Deferred tax asset                               --             951               --               --              951
     Prepaid federal taxes                            --              --               --               --               --
     Due (to)/from parent company                 56,185         (51,432)          (4,753)              --               --
     Other current assets                          2,467           2,770              215               --            5,452
                                              ----------      ----------       ----------       ----------       ----------
                Total current assets              58,828         135,476            9,358           (4,610)         199,052
                                              ----------      ----------       ----------       ----------       ----------

   INVESTMENT IN SUBSIDIARIES                    248,986              --               --         (248,986)(b)           --
                                              ----------      ----------       ----------       ----------       ----------

   PROPERTY, PLANT AND
        EQUIPMENT, NET                               132          56,074            4,043               --           60,249
                                              ----------      ----------       ----------       ----------       ----------

   OTHER ASSETS:
        Excess of cost over acquired net
          assets, net of amortization                 --         159,034           11,096               --          170,130
        Deferred tax asset                            85              --               --               --               85
        Loans to officers                          6,764              --               --               --            6,764
        Other                                      5,150           1,119               69               --            6,338
                                              ----------      ----------       ----------       ----------       ----------
                    Total other assets            11,999         160,153           11,165               --          183,317
                                              ----------      ----------       ----------       ----------       ----------
                          TOTAL               $  319,945      $  351,703       $   24,566       $ (253,596)      $  442,618
                                              ==========      ==========       ==========       ==========       ==========

(a)      Elimination of inter-company receivables/payable.

(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999
                           (In Thousands) (Unaudited)

                                                   RAILWORKS
                                                  CORPORATION                         NON-
                                                    (PARENT          GUARANTOR     GUARANTOR
                                                 COMPANY ONLY)    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS         CONSOLIDATED
                                                 -------------    ------------    ------------    ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt            $    4,750       $    5,239      $      204      $       --          $   10,193
  Accounts payable and accrued liabilities             5,082           49,457           4,091          (4,610)(a)          54,020
  Accrued payroll and related withholdings                76            3,972             180              --               4,228
  Accrued interest payable                                --               --              --              --                  --
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     --           11,965              --              --              11,965
  Other current liabilities                            4,903           10,238           1,409              --              16,550
                                                  ----------       ----------      ----------      ----------          ----------
        Total current liabilities                     14,811           80,871           5,884          (4,610)             96,956
                                                  ----------       ----------      ----------      ----------          ----------

LONG TERM DEBT                                       192,050           16,273           2,100              --             210,423
DEFERRED TAX LIABILITIES                                  --               --              --              --
EXCESS OF ACQUIRED NET ASSETS OVER COST,
  NET OF AMORTIZATION                                     --            8,548              --              --               8,548
OTHER LIABILITIES                                      4,361            4,467              --              --               8,828
                                                  ----------       ----------      ----------      ----------          ----------
  Total long-term liabilities                        196,411           29,288           2,100              --             227,799
                                                  ----------       ----------      ----------      ----------          ----------

        Total liabilities                            211,222          110,159           7,984          (4,610)            324,755
                                                  ----------       ----------      ----------      ----------          ----------

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock                   14               --              --              --                  14
  Common stock                                           109            2,113             122          (2,205)(b)             139
  Additional paid-in capital                         123,273          216,475          15,003        (231,478)(b)         123,273
  Accumulated other comprehensive income                  --               --             105              --                 105
  Retained earnings (deficit)                        (14,673)          22,956           1,352         (15,303)(b)          (5,668)
                                                  ----------       ----------      ----------      ----------          ----------
        Total stockholders' equity (deficit)         108,723          241,544          16,582        (248,986)            117,863
                                                  ----------       ----------      ----------      ----------          ----------

                 TOTAL                            $  319,945       $  351,703      $   24,566      $ (253,596)         $  442,618
                                                  ==========       ==========      ==========      ==========          ==========


(a)      Elimination of inter-company receivables/payables.

(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)

                                                   RAILWORKS
                                                  CORPORATION                           NON-
                                                  (PARENT CO.        GUARANTOR       GUARANTOR
                                                     ONLY)         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  -----------      ------------     ------------     ------------     ------------

       Revenue                                     $       --       $  110,274       $   10,449       $ (4,913)(a)     $  115,810
       Cost of revenue                                     --           90,062            6,849         (4,913)(a)         91,998
                                                   ----------       ----------       ----------       --------         ----------

       Gross profit                                        --           20,212            3,600             --             23,812
       Selling, general and
          administrative expenses                       2,366            7,481            1,587             --             11,434
       Depreciation and amortization
          expense                                         144            1,350               85             --              1,579
                                                   ----------       ----------       ----------       --------         ----------

       Operating income                                (2,510)          11,381            1,928             --             10,799

       Equity in earnings of subsidiaries               9,706               --               --         (9,706)(b)             --
       Interest expense                                (4,511)            (267)             (67)            --             (4,845)
       Interest and other income                          150              499               13             --                662
                                                   ----------       ----------       ----------       --------         ----------

       Income before income taxes                       2,835           11,613            1,874         (9,706)             6,616
       Provision for income taxes                          --            1,687              794             --              2,481
                                                   ----------       ----------       ----------       ---------        ----------

       Net income                                  $    2,835       $    9,926       $    1,080       $ (9,706)        $    4,135
                                                   ==========       ==========       ==========       ========         ==========

(a)      Elimination of inter-company revenue.

(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)

                                                RAILWORKS
                                               CORPORATION                         NON-
                                               (PARENT CO.      GUARANTOR       GUARANTOR
                                                  ONLY)       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                               -----------    ------------     ------------     ------------        ------------

      Revenue                                   $     --       $  181,323       $   12,725       $   (5,565)(a)      $  188,483
      Cost of revenue                                 --          149,694            7,943           (5,565)(a)         152,072
                                                --------       ----------       ----------       ----------          ----------

      Gross profit                                    --           31,629            4,782               --              36,411
      Selling, general and
         administrative expenses                   3,218           13,659            2,330               --              19,207
      Depreciation and amortization
         expense                                     281            2,194               95               --               2,570
                                                --------       ----------       ----------       ----------          ----------

      Operating income                            (3,499)          15,776            2,357               --              14,634

      Equity in earnings of subsidiaries          12,391               --               --          (12,391)(b)              --
      Interest expense                            (5,856)            (535)             (67)              --              (6,458)
      Interest and other income                      153              895               13               --               1,061
                                                --------       ----------       ----------       ----------          ----------

      Income before income taxes                   3,189           16,136            2,303          (12,391)              9,237
      Provision for income taxes                      --            2,515              951               --               3,466
                                                --------       ----------       ----------       ----------          ----------

      Net income                                $  3,189       $   13,621       $    1,352       $  (12,391)         $    5,771
                                                ========       ==========       ==========       ==========          ==========

(a)      Elimination of inter-company revenue.

(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                           (In Thousands) (Unaudited)

                                                        RAILWORKS
                                                       CORPORATION                      NON-
                                                       (PARENT CO.     GUARANTOR     GUARANTOR
                                                          ONLY)      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                       -----------   ------------   ------------   ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $    3,189     $   13,621     $    1,352     $  (12,391)(a)    $    5,771
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
Depreciation and amortization                                 281          4,594            269             --             5,144
Equity in earnings of subsidiaries                        (12,391)            --             --         12,391 (a)            --
Deferred tax assets                                           (81)            --             --             --               (81)
(Gain) loss on sale of equipment                               --            (10)            --             --               (10)
Changes in operating assets and liabilities:
Accounts receivable and costs and
  estimated earnings in excess of billings
  on uncompleted contracts                                     --        (11,293)        (2,858)            --           (14,151)
Inventory                                                      --           (313)          (159)            --              (472)
Other current assets                                       (1,319)         3,297             (9)            --             1,969
Accounts payable and accrued liabilities                    4,692        (17,907)         1,265             --           (11,950)
Accrued payroll and related withholdings                       76           (395)           (16)            --              (335)
Billings in excess of costs and estimated
  earnings on uncompleted contracts                            --         (5,521)            --             --            (5,521)
Other current liabilities                                     976         (1,039)           657             --               594
Other assets                                                  133          2,156            (11)            --             2,278
Other liabilities                                          (4,450)         1,472         (2,095)            --            (5,073)
Due (to)/from parent company                              (40,757)        36,004          4,753             --                --
                                                       ----------     ----------     ----------     ----------        ----------
  Net cash (used in) provided by operating
    activities                                            (49,651)        24,666          3,148             --           (21,837)
                                                       ----------     ----------     ----------     ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment                                --          1,917             --             --             1,917
Purchase of equipment and leasehold improvements              (63)        (6,739)          (600)            --            (7,402)
Loans to officers                                          (5,805)            --             --             --            (5,805)
Acquisition of subsidiaries, net of cash acquired         (78,145)            --             --          5,450 (b)       (72,695)
                                                       ----------     ----------     ----------     ----------        ----------
  Net cash used in investing activities                   (84,013)        (4,822)          (600)         5,450           (83,985)
                                                       ----------     ----------     ----------     ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing                         137,198          1,948          2,100             --           141,246
Direct financing costs paid                                (4,160)            --             --             --            (4,160)
Proceeds from issuance of senior subordinated notes       125,000             --             --             --           125,000
Repayment of long-term borrowing                         (124,198)       (26,439)        (4,729)            --          (155,366)
                                                       ----------     ----------     ----------     ----------        ----------
  Net cash provided by (used in)
     financing activities                                 133,840        (24,491)        (2,629)            --           106,720
                                                       ----------     ----------     ----------     ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          176         (4,647)           (81)         5,450               898
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS              --             --            105             --               105
CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                         --          8,028            268         (5,450)(b)         2,846
                                                       ----------     ----------     ----------     ----------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $      176     $    3,381     $      292     $       --        $    3,849
                                                       ==========     ==========     ==========     ==========        ==========


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

         During the second quarter of 2000 options covering an aggregate of 145,000 shares of common stock were issued under the Plan. Various key management employees were issued options on shares of common stock with an exercise price equal to the market price of the common stock on the dates of each of the respective grants. In all cases, the options expire ten years after the date of grant.


6.       ACQUISITIONS

         Assets acquired and liabilities assumed are recorded at their estimated fair values at the time of acquisition. The excess of the purchase price over the net fair value is allocated to goodwill. The estimated fair values of acquired assets and liabilities are subject to adjustment pending finalization of, among other things, certain fixed asset appraisals and the quantification of contract and/or litigation uncertainties based on information which was not available at the time of acquisition but subsequently obtained. Goodwill is adjusted as these items are resolved as well as when, and if, additional contingent purchase price is paid. The Company evaluates periodically whether events and circumstances indicate that any goodwill is impaired. At June 30, 2000, the Company had completed its allocation of purchase price for all of the companies acquired during the second quarter of 1999. As a result of these items, approximately $12.0 million of additional goodwill was recorded as of June 30, 2000, primarily relating to the final quantification of contracts, asset valuation and litigation uncertainties.

         On April 17, 2000, the Company acquired all of the outstanding capital stock of Breaking Technology and Equipment, Inc. and Breaking Technology Corporation (collectively "Breaking Tech"), which specializes in demolition services in the rail transit industry in the New York City metropolitan area. On May 31, 2000, the Company acquired certain assets and liabilities of Western Tar Corporation ("Western Tar"), which manufactures cross ties and switch ties which it sells to class I railroads, regional railroads, transit authorities and railroad contractors. On June 8, 2000, the Company acquired all of the outstanding capital stock of Hovey Industries, Ltd. ("Hovey"), which manufactures railway switch heaters and railroad equipment shelters. On June 30, 2000, the Company acquired all of the outstanding capital stock of HSQ Technologies, Inc. ("HSQ"), which provides turnkey systems solutions for rail-oriented transportation authorities and other large institutions. The combined purchase price for these second quarter 2000 acquisitions was $18,246,551 in cash and 1,014,677 shares of the Company's common stock having an aggregate market value (as of the date of issuance) of $10,146,770, plus, for several acquisitions, the potential to receive earn-out payments over the next 3 years if targeted revenue and profit goals are achieved. The estimated fair market value of assets purchased was approximately $9,781,000 and the estimated goodwill recorded was approximately $18,612,000. The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision.


7.       SEGMENT REPORTING

         The following table presents certain financial data as of and for the three months ended June 30, 2000 by reportable segment (in thousands):

                                                             TRANSIT     RAIL PRODUCTS    RAIL          OTHER/
                                                             SERVICES    AND SUPPLIES     TRACK       CORPORATE         TOTAL
                                                            ----------   -------------  ---------     ----------     ----------

                  Total revenues for reportable segments    $   74,169    $   22,660    $   62,963    $       --     $  159,792
                  Inter-segmental revenue                        2,253         1,164         1,711            --          5,128
                  Depreciation/amortization                        239         1,107         2,382         1,897          5,625
                  Segment operating profit (loss)                8,662         3,177         7,000        (1,954)        16,885
                  Costs and estimated earnings in excess of
                     billings on uncompleted contracts          63,383            --        12,208            --         75,591
                  Segment assets                               148,283        65,239        93,923       517,694        825,139

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                           REVENUES:
                             Total revenues for reportable segments                     $ 159,792
                             Elimination of inter-segment revenues                         (5,128)
                                                                                        ---------
                           Consolidated revenues                                        $ 154,664
                                                                                        =========

                           OPERATING PROFIT OR LOSS:
                             Total profit or loss for reportable segments               $  16,885
                                                                                        =========
                           ASSETS:
                             Total assets for reportable segments                       $ 825,139
                             Elimination of inter-company receivables/payables             (4,375)
                             Elimination of investments in subsidiaries                  (165,500)
                                                                                        ---------
                           Consolidated assets                                          $ 655,264
                                                                                        =========

         The Company's Canadian operations had revenues for the three-month period ended June 30, 2000 of $11,944,301. The net book value of long-lived assets relating to the Canadian operations amounted to $8,934,429 as of June 30, 2000.

         The following table presents certain financial data as of and for the three months ended June 30, 1999 by reportable segment (in thousands):

                                                            TRANSIT      RAIL PRODUCTS     RAIL          OTHER/
                                                            SERVICES     AND SUPPLIES     TRACK        CORPORATE           TOTAL
                                                           ----------    -------------   --------      ----------       ----------

            Total revenues for reportable segments         $   69,150      $ 13,812      $ 37,761      $       --       $  120,723
            Inter-segmental revenue                             1,686         1,363         1,864              --            4,913
            Depreciation/amortization                              57           759         1,169           1,205            3,190
            Segment operating profit (loss)                     4,975         2,864         6,120          (3,160)          10,799
            Costs and estimated earnings in excess of
              billings on uncompleted contracts                37,992            --        11,699              --           49,691
            Segment assets                                    104,474        29,945        74,733         323,207          532,359

The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                         REVENUES:
                           Total revenues for reportable segments                     $  120,723
                           Elimination of inter-segment revenues                          (4,913)
                                                                                      ----------
                         Consolidated revenues                                        $  115,810
                                                                                      ==========

                         OPERATING PROFIT OR LOSS:
                           Total profit for reportable segments                       $   10,799
                                                                                      ==========

                         ASSETS:
                           Total assets for reportable segments                       $  532,359
                           Elimination of inter-company receivables/payables              (4,610)
                           Elimination of investments in subsidiaries                    (85,131)
                                                                                      ----------
                         Consolidated assets                                          $  442,618
                                                                                      ==========

         The Company's Canadian operations had revenues for the three month period ended June 30, 1999 of $8,366,300. The net book value of long-lived assets relating to the Canadian operations amounted to $3,458,318 as of June 30, 1999.

         The following table presents certain financial data as of and for the six months ended June 30, 2000 by reportable segment (in thousands):

                                                          TRANSIT    RAIL PRODUCTS    RAIL         OTHER/
                                                          SERVICES   AND SUPPLIES    TRACK       CORPORATE          TOTAL
                                                          --------   -------------  --------     ----------      -----------

            Total revenues for reportable segments        $137,941     $38,372      $114,140     $       --      $  290,453

            Inter-segmental revenue                          5,685       2,201         2,539             --          10,425
            Depreciation/amortization                          421       2,207         4,736          3,104          10,468
            Segment operating profit (loss)                 13,781       5,849        11,799         (2,820)         28,609
            Costs and estimated earnings in excess of
               billings on uncompleted contracts            63,383          --        12,208             --          75,591
            Segment assets                                 148,283      65,239        93,923        517,694         825,139

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                           REVENUES:
                             Total revenues for reportable segments                         $  290,453
                             Elimination of inter-segment revenues                             (10,425)
                                                                                            ----------
                           Consolidated revenues                                            $  280,028
                                                                                            ==========

                           OPERATING PROFIT OR LOSS:
                             Total profit or loss for reportable segments                   $   28,609
                                                                                            ==========

                           ASSETS:
                             Total assets for reportable segments                           $  825,139
                             Elimination of inter-company receivables/payables                  (4,375)
                             Elimination of investments in subsidiaries                       (165,500)
                                                                                            ----------
                           Consolidated assets                                              $  655,264
                                                                                            ==========

         The Company's Canadian operations had revenues for the six-month period ended June 30, 2000 of $17,214,476. The net book value of long-lived assets relating to the Canadian operations amounted to $8,934,429 as of June 30, 2000.

         The following table presents certain financial data as of and for the six months ended June 30, 1999 by reportable segment (in thousands):

                                                            TRANSIT      RAIL PRODUCTS     RAIL          OTHER/
                                                            SERVICES     AND SUPPLIES      TRACK       CORPORATE           TOTAL
                                                           ----------    -------------   --------      ----------       ----------
            Total revenues for reportable segments         $  117,908      $ 22,053      $ 54,087      $       --       $  194,048
            Inter-segmental revenue                             1,686         1,697         2,182              --            5,565
            Depreciation/amortization                              89         1,188         1,734           2,133            5,144
            Segment operating profit (loss)                     6,781         4,372         7,307          (3,826)          14,634
            Costs and estimated earnings in excess of
               billings on uncompleted contracts               37,992            --        11,699              --           49,691
            Segment assets                                    104,474        29,945        74,733         323,207          532,359

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                           REVENUES:
                             Total revenues for reportable segments                   $  194,048
                             Elimination of inter-segment revenues                        (5,565)
                                                                                      ----------
                           Consolidated revenues                                      $  188,483
                                                                                      ==========

                           OPERATING PROFIT OR LOSS:
                             Total profit for reportable segments                     $   14,634
                                                                                      ==========

                           ASSETS:
                             Total assets for reportable segments                     $  532,359
                             Elimination of inter-company receivables/payables            (4,610)
                             Elimination of investments in subsidiaries                  (85,131)
                                                                                      ----------
                           Consolidated assets                                        $  442,618
                                                                                      ==========

         The Company's Canadian operations had revenues for the six month period ended June 30, 1999 of $10,016,447. The net book value of long-lived assets relating to the Canadian operations amounted to $3,458,318 as of June 30, 1999.


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

In August 1998, we acquired in separate concurrent transactions fourteen companies (the "Founding Companies") engaged principally in the rail system services and products business and we consummated our initial public offering ("IPO") of Common Stock. In November 1998, we acquired two companies (the "1998 Acquired Companies"), in 1999, we acquired fourteen companies or groups of companies (the "1999 Acquired Companies"), and as of June 30, 2000, we had acquired four companies or groups of companies (the "2000 Acquired Companies"). Except for the acquisition of Comstock Holdings, Inc. ("Comstock"), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No. 16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with Staff Accounting Bulletin No. 97 of the SEC because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

Our consolidated balance sheet as of June 30, 2000 includes all companies that we acquired as of June 30, 2000. Our statement of operations and statement of cash flows for the six months ended June 30, 2000 include the results of operations and cash flows of all companies acquired as of December 31, 1999 and the results of operations and cash flows of the applicable 2000 Acquired Companies from each of their respective dates of acquisition during the period. Our consolidated balance sheet as of December 31, 1999 includes all companies that we acquired through December 31, 1999. Our statement of operations and statement of cash flows for the six months ended June 30, 1999 include the results of operations and cash flows of all companies acquired as of December 31, 1998 and the results of operations and cash flows of the applicable 1999 Acquired Companies from each of their respective dates of acquisition during the period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999.

Revenue. Revenue increased $38.9 million, or 33.6%, from $115.8 million for the three months ended June 30, 1999 to $154.7 million for the three months ended June 30, 2000. The increase in revenue for the three months ended June 30, 2000 was due primarily to the addition of revenue from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Revenue for the three months ended June 30, 1999 included revenue attributable to all of the Founding Companies, the 1998 Acquired Companies, four of the 1999 Acquired Companies for the entire quarter and five of the 1999 Acquired Companies from the date of their acquisition during the quarter (the "1999 Base Companies").

Transit services revenue increased $4.5 million, or 6.7%, from $67.4 million for the three months ended June 30, 1999 to $71.9 million for the three months ended June 30, 2000. The increase in revenue for the three months ended June 30, 2000 was due primarily to the addition of revenue from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Revenue for the three months ended June 30, 1999 included revenue attributable to two of the Founding Companies, one of the 1998 Acquired Companies, one of the 1999 Acquired Companies for the entire quarter and one of the 1999 Acquired Companies from the date of its acquisition during the quarter (the "Transit Segment 1999 Base Companies").

Rail products and supplies revenue increased $9.0 million, or 72.0%, from $12.5 million for the three months ended June 30, 1999 to $21.5 million for the three months ended June 30, 2000. The increase in revenue for the three months ended June 30, 2000 was due primarily to the addition of revenue from two of the 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Revenues for the three months ended June 30, 1999 included revenue attributable to three of the Founding Companies, one of the 1999 Acquired Companies for the entire quarter and one of the 1999 Acquired Companies from the date of its acquisition during the quarter (the "Rail Products Segment 1999 Base Companies").

Rail track services revenue increased $25.4 million, or 70.8%, from $35.9 million for the three months ended June 30, 1999 to $61.3 million for the three months ended June 30, 2000. The increase in revenue for the three months ended June 30, 2000 was due primarily to the addition of revenue from two of the 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Revenues for the three months ended June 30, 1999 included revenue attributable to nine of the Founding Companies, one of the 1998 Acquired Companies, two of the 1999 Acquired Companies for the entire quarter and three of the 1999 Acquired Companies from the date of their acquisition during the quarter (the "Rail Track Segment 1999 Base Companies").

Gross Profit. Gross profit increased $10.1 million, or 42.4%, from $23.8 million for the three months ended June 30, 1999 to $33.9 million for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2000 was due primarily to the addition of gross profit from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Gross profit reported for the three months ended June 30, 1999 included gross profit only from the 1999 Base Companies. The gross profit percentage increased from 20.6% for the three months ended June 30, 1999 to 21.9% for the three months ended June 30, 2000. This increase was the result of higher profitability associated with the mix and type of work performed by the 1999 Acquired Companies and the 2000 Acquired Companies during the second quarter of 2000 compared to the mix and type of work performed by the 1999 Base Companies during the second quarter of 1999.

Transit services gross profit increased $4.4 million, or 48.4%, from $9.1 million for the three months ended June 30, 1999 to $13.5 million for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2000 was due primarily to the addition of gross profit from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Gross profit reported for the three months ended June 30, 1999 included only gross profit from the Transit Segment 1999 Base Companies during the quarter. The gross profit percentage increased from 13.5% for the three months ended June 30, 1999 to 18.8% for the three months ended June 30, 2000. This increase was the result of higher profitability associated with the mix and type of work performed during the second quarter of 2000 compared to the mix and type of work performed by the Transit Segment 1999 Base Companies during the second quarter of 1999.

Rail products and supplies gross profit increased $1.7 million, or 34.0%, from $5.0 million for the three months ended June 30, 1999 to $6.7 million for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2000 was due primarily to the addition of gross profit from two 1999 Acquired Companies that were acquired subsequent to June, 30 1999 and two 2000 Acquired Companies. Gross profit for the three months ended June 30, 1999 included only gross profit from the Rail Products Segment 1999 Base Companies during the quarter. The gross profit percentage decreased from 40.0% for the three months ended June 30, 1999 to 31.2% for the three months ended June 30, 2000. This decrease was the result of lower profitability associated with the mix and type of work performed during the second quarter of 2000 compared to the mix and type of work performed by the Rail Products Segment 1999 Base Companies during the second quarter of 1999.

Rail track services gross profit increased $2.9 million, or 29.9%, from $9.7 million for the three months ended June 30, 1999 to $12.6 million for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2000 was due primarily to the addition of gross profit from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Gross profit for the three months ended June 30, 1999 included only gross profit from the Rail Track Segment 1999 Base Companies during the quarter. The gross profit percentage decreased from 27.0% for the three months ended June 30, 1999 to 20.6% for the three months ended June 30, 2000. This decrease was the result of lower profitability associated with the mix and type of work performed during the second quarter of 2000 compared to the mix and type of work performed by the Rail Track Segment 1999 Base Companies during the second quarter of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.0 million, or 30.8%, from $13.0 million for the three months ended June 30, 1999 to $17.0 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses for the three months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Selling, general and administrative expenses for the three months ended June 30, 1999 included only selling, general and administrative expenses from the 1999 Base Companies during the quarter. As a percentage of revenue, selling, general and administrative expenses decreased from 11.2% for the three months ended June 30, 1999 to 11.0% for the three months ended June 30, 2000. This decrease was the result of the addition of the lower selling, general and administrative cost structures of the 1999 Acquired Companies that were acquired after June 30, 1999 and the 2000 Acquired Companies as compared to the selling, general and administrative cost structures of the 1999 Base Companies.

Transit services selling, general and administrative expenses increased $1.0 million, or 25.6%, from $3.9 million for the three months ended June 30, 1999 to $4.9 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses for the three months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Transit Services selling, general and administrative expenses for the three months ended June 30, 1999 included only selling, general and administrative expenses from the Transit Services Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses increased from 5.8% for the three months ended June 30, 1999 to 6.8% for the three months ended June 30, 2000. This increase was a result of the transit services related 1999 Acquired Companies that were acquired after June 30, 1999 and the transit services related 2000 Acquired Companies having higher overhead selling, general and administrative cost structures than the Transit Services Segment 1999 Base Companies.

Rail products and supplies selling, general and administrative expenses increased $1.1 million, or 55.0%, from $2.0 million for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses for the three months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Selling, general and administrative expenses for the three months ended June 30, 1999 included only selling, general and administrative expenses from the Rail Products Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses decreased from 16.0% for the three months ended June 30, 1999 to 14.4% for the three months ended June 30, 2000. This decrease was a result of the rail products related 1999 Acquired Companies that were acquired after June 30, 1999 and the rail products related 2000 Acquired Companies having lower overhead selling, general and administrative cost structures than the Rail Products Segment 1999 Base Companies.

Rail track services selling, general and administrative expenses increased $1.9 million, or 54.3%, from $3.5 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses for the three months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Selling, general and administrative expenses for the three months ended June 30, 1999 included only selling, general and administrative expenses from the Rail Track Segment 1999 Base Companies during the quarter. As a percentage of segment revenue, selling, general and administrative expenses decreased from 9.7% for the three months ended June 30, 1999 to 8.8% for the three months ended June 30, 2000. This percentage decrease was a result of the rail track services 1999 Acquired Companies that were acquired after June 30, 1999 having lower overhead, selling, general and administrative cost structures than the Rail Track Segment 1999 Base Companies.

Corporate selling, general and administrative expenses remained constant at $3.6 million for the three months ended June 30, 1999 and for the three months ended June 30, 2000. As a percentage of total revenue, selling, general and administrative expenses decreased from 3.1% for the three months ended June 30, 1999 to 2.3% for the three months ended June 30, 2000. The decrease in percentage resulted from spreading our corporate overhead structure over a larger revenue base.

Net Income. Net income increased $1.3 million or 31.7%, from $4.1 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000, as a result of the items mentioned above.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 2000.

Revenue. Revenue increased $91.5 million, or 48.5%, from $188.5 million for the six months ended June 30, 1999 to $280.0 million for the six months ended June 30, 2000. The increase in revenue for the six months ended June 30, 2000 was due primarily to the addition of revenue from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Revenue for the six months ended June 30, 1999 included revenue attributable to all of the Founding Companies, the 1998 Acquired Companies and nine of the 1999 Acquired Companies from the date of their acquisition during the period (the "Six Month 1999 Base Companies").

Transit services revenue increased $16.0 million, or 13.8%, from $116.2 million for the six months ended June 30, 1999 to $132.2 million for the six months ended June 30, 2000. The increase in revenue for the six months ended June 30, 2000 was due primarily to the addition of revenue from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Revenue for the six months ended June 30, 1999 included revenue attributable to two of the Founding Companies, one of the 1998 Acquired Companies and two of the 1999 Acquired Companies from the date of their acquisition during the period (the "Six Month Transit Segment 1999 Base Companies").

Rail products and supplies revenue increased $15.8 million, or 77.5%, from $20.4 million for the six months ended June 30, 1999 to $36.2 million for the six months ended June 30, 2000. The increase in revenue for the six months ended June 30, 2000 was due primarily to the addition of revenue from two of the 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Revenues for the six months ended June 30, 1999 included revenue attributable to three of the Founding Companies and two of the 1999 Acquired Companies from the date of their acquisition during the period (the "Six Month Rail Products Segment 1999 Base Companies").

Rail track services revenue increased $59.8 million, or 115.2%, from $51.9 million for the six months ended June 30, 1999 to $111.7 million for the six months ended June 30, 2000. The increase in revenue for the six months ended June 30, 2000 was due primarily to the addition of revenue from two of the 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Revenues for the six months ended June 30, 1999 included revenue attributable to nine of the Founding Companies, one of the 1998 Acquired Companies and five of the 1999 Acquired Companies from the date of their acquisition during the period (the "Six Month Rail Track Segment 1999 Base Companies").

Gross Profit. Gross profit increased $21.5 million, or 59.1%, from $36.4 million for the six months ended June 30, 1999 to $57.9 million for the six months ended June 30, 2000. The increase in gross profit for the six months ended June 30, 2000 was due primarily to the addition of gross profit from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Gross profit reported for the six months ended June 30, 1999 included gross profit only from the Six Month 1999 Base Companies. The gross profit percentage increased from 19.3% for the six months ended June 30, 1999 to 20.7% for the six months ended June 30, 2000. This increase was the result of higher profitability associated with the mix and type of work performed by the 1999 Acquired Companies and the 2000 Acquired Companies during the six months ended June 30, 2000 compared to mix and type of work performed by the Six Month 1999 Base Companies for the six months ended June 30, 1999.

Transit services gross profit increased $7.5 million, or 48.4%, from $15.5 million for the six months ended June 30, 1999 to $23.0 million for the six months ended June 30, 2000. The increase in gross profit for the six months ended June 30, 2000 was due primarily to the addition of gross profit from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Gross profit reported for the six months ended June 30, 1999 included only gross profit from the Six Month Transit Segment 1999 Base Companies during the period. The gross profit percentage increased from 13.3% for the six months ended June 30, 1999 to 17.4% for the six months ended June 30, 2000. This increase was the result of higher profitability associated with the mix and type of work performed during the six months ended June 30, 2000 compared to the mix and type of work performed by the Six Month Transit Segment 1999 Base Companies for the six months ended June 30, 1999.

Rail products and supplies gross profit increased $4.5 million, or 57.7%, from $7.8 million for the six months ended June 30, 1999 to $12.3 million for the six months ended June 30, 2000. The increase in gross profit for the six months ended June 30, 2000 was due primarily to the addition of gross profit from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Gross profit for the six months ended June 30, 1999 included only gross profit from the Six Month Rail Products Segment 1999 Base Companies during the period. The gross profit percentage decreased from 38.2% for the six months ended June 30, 1999 to 34.0% for the six months ended June 30, 2000. This decrease was the result of lower profitability associated with the mix and type of work performed during the six months ended June 30, 2000 compared to the mix and type of work performed by the Six Month Rail Products Segment 1999 Base Companies during the six months ended June 30, 1999.

Rail track services gross profit increased $8.4 million, or 64.1%, from $13.1 million for the six months ended June 30, 1999 to $21.5 million for the six months ended June 30, 2000. The increase in gross profit for the six months ended June 30, 2000 was due primarily to the addition of gross profit from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Gross profit for the six months ended June 30, 1999 included only gross profit from the Six Month Rail Track Segment 1999 Base Companies during the period. The gross profit percentage decreased from 25.2% for the six months ended June 30, 1999 to 19.2% for the six months ended June 30, 2000. This decrease was the result of lower profitability associated with the mix and type of work performed during the six months ended June 30, 2000 compared to the mix and type of work performed by the Six Month Rail Track Segment 1999 Base Companies during the six months ended June 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.5 million, or 34.4%, from $21.8 million for the six months ended June 30, 1999 to $29.3 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses for the six months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from five 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the four 2000 Acquired Companies. Selling, general and administrative expenses for the six months ended June 30, 1999 included only selling, general and administrative expenses from the Six Month 1999 Base Companies during the period. As a percentage of revenue, selling, general and administrative expenses decreased from 11.6% for the six months ended June 30, 1999 to 10.5% for the six months ended June 30, 2000. This decrease was the result of the addition of the lower selling, general and administrative cost structures of the 1999 Acquired Companies that were acquired after June 30, 1999 and the 2000 Acquired Companies as compared to the selling, general and administrative cost structures of the Six Month 1999 Base Companies.

Transit services selling, general and administrative expenses increased $1.4 million, or 18.7%, from $7.5 million for the six months ended June 30, 1999 to $8.9 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses for the six months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from one of the 1999 Acquired Companies that was acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Transit Services selling, general and administrative expenses for the six months ended June 30, 1999 included only selling, general and administrative expenses from the Six Month Transit Services Segment 1999 Base Companies during the period. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.5% for the six months ended June 30, 1999 to 6.7% for the six months ended June 30, 2000. This increase was a result of the transit services related 1999 Acquired Companies and the transit services related 2000 Acquired Companies having higher overhead selling, general and administrative cost structures than the Six Month Transit Services Segment 1999 Base Companies.

Rail products and supplies selling, general and administrative expenses increased $2.4 million, or 72.7%, from $3.3 million for the six months ended June 30, 1999 to $5.7 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses for the six months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and two 2000 Acquired Companies. Selling, general and administrative expenses for the six months ended June 30, 1999 included only selling, general and administrative expenses from the Six Month Rail Products Segment 1999 Base Companies during the period. As a percentage of segment revenue, selling, general and administrative expenses decreased from 16.2% for the six months ended June 30, 1999 to 15.7% for the six months ended June 30, 2000. This decrease was a result of the rail products related 1999 Acquired Companies that were acquired subsequent to June 30, 1999 and the rail products related 2000 Acquired Companies having lower overhead selling, general and administrative cost structures than the Six Month Rail Products Segment 1999 Base Companies.

Rail track services selling, general and administrative expenses increased $3.0 million, or 53.6%, from $5.6 million for the six months ended June 30, 1999 to $8.6 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses for the six months ended June 30, 2000 was due primarily to the addition of selling, general and administrative expenses from two 1999 Acquired Companies that were acquired subsequent to June 30, 1999. Selling, general and administrative expenses for the six months ended June 30, 1999 included only selling, general and administrative expenses from the Six Month Rail Track Segment 1999 Base Companies during the period. As a percentage of segment revenue, selling, general and administrative expenses decreased from 10.8% for the six months ended June 30, 1999 to 7.7% for the six months ended June 30, 2000. This decrease was a result of the rail track services 1999 Acquired Companies that were acquired subsequent to June 30, 2000 having lower overhead, selling, general and administrative cost structures than the Six Month Rail Track Segment 1999 Base Companies.

Corporate selling, general and administrative expenses increased $700,000, or 13.0%, from $5.4 million for the six months ended June 30, 1999 to $6.1 million for the six months ended June 30, 2000. The increase was due to the fact that the selling, general and administrative expenses for the six months ended June 30, 1999 was that of an overhead structure to support the fourteen Founding Companies, the 1998 Acquired Companies and nine of the 1999 Acquired Companies. The selling, general and administrative expenses for the six months ended June 30, 2000 was that of an overhead structure to support the Founding Companies, the 1998 Acquired Companies, all fourteen 1999 Acquired Companies and the four 2000 Acquired Companies. As a percentage of total revenue, selling, general and administrative expenses decreased from 2.9% for the six months ended June 30, 1999 to 2.2% for the six months ended June 30, 2000. This decrease resulted from spreading our corporate overhead structure over a larger revenue base.

Net Income. Net income increased $1.9 million or 32.8%, from $5.8 million for the six months ended June 30, 1999 to $7.7 million for the six months ended June 30, 2000, as a result of the items mentioned above.

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

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had working capital of approximately $166.0 million. Net cash used in operating activities for the six months ended June 30, 2000 was approximately $28.3 million. Net cash used in investing activities for the six months ended June 30, 2000 was approximately $42.7 million, which consisted primarily of cash payments for acquisitions and cash payments in satisfaction of earn-out obligations related to prior acquisitions. Net cash provided by financing activities for the six months ended June 30, 2000 was approximately $67.8 million, which included borrowings of approximately $118.8 million, offset by debt repayment of approximately $48.2 million.

         Capital expenditures were $15.4 million and $7.4 million for the six months ended June 30, 2000 and 1999, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenue, are expected to decrease compared to those of the past three fiscal years.

         Cash for acquisitions and working capital are financed by funds generated from operations together with borrowings under our credit facilities. We have a $100 million amortizing term loan that matures on September 30, 2006 and a $150 million revolving credit facility that matures on November 5, 2004. The credit facilities are secured by a first lien on all of the capital stock of our subsidiaries and on all of our accounts receivable of our domestic subsidiaries. The credit facilities contain a negative pledge on all of our domestic subsidiaries' assets as well as other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at our option, at an interest rate equal to (1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 250 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or
(2) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 125 basis points based on the ratio of Funded Debt to EBITDA. We may also finance future acquisitions with shares of common stock and other contingent consideration.

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


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of June 30, 2000, interest rate exposure has been principally limited to the $57.0 million of long-term debt outstanding at June 30, 2000 under our credit facilities. All of that debt bears interest at rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $285,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of June 30, 2000.

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

                  None.

         (ii)     Use of Proceeds

                  None.

         (iii)    Recent Sales of Unregistered Securities

                  On June 30, 2000, we issued 1,014,677 shares of unregistered Common Stock of the Company to the owners of HSQ Technologies Inc. as partial consideration for 100% of the outstanding stock of HSQ Technologies, Inc. in that acquisition. The stock was issued in reliance on an exemption from registration under
                  Section 4(2) of the Securities Act of 1933.

                  During the three months ended June 30, 2000, we also issued to four employees of RailWorks options to purchase a combined total of 145,000 shares of the Company's common stock. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant.

Item 3.  Default Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  On May 18, 2000 the Company held its annual meeting of stockholders and two proposals were considered. All such proposals were approved by the stockholders.

                  The first proposal was to elect the three nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee:

         Michael R. Azarela:      For: 11,097,373     Against: 0      Abstain: 504,873

         Kenneth R. Burk:         For: 11,097,373     Against: 0      Abstain: 504,873
         Donald P. Traviss:       For: 11,097,373     Against: 0      Abstain: 504,873

         Messrs. John Larkin, Scott Brace, Ronald W. Drucker, R. C. Matney and John Kennedy, whose terms have not expired, continued as directors.

         The second proposal was to approve and ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the 2000 fiscal year. The following is a breakdown of the vote on such matter:

         For:                       Against:                 Abstained
         11,600,345                 301                      1,600

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


                                               RailWorks Corporation



                                               /s/ Michael R. Azarela
                                               --------------------------------
                                               By: Michael R. Azarela
                                               Executive Vice President and
                                               Chief Financial Officer

Date:  August 11, 2000

                                  EXHIBIT INDEX

                                                                                           SEQUENTIALLY
         NUMBER                                  EXHIBIT                                   NUMBERED PAGE
         ------                                  -------                                   -------------

         27.1           -- Financial Data Schedule (for SEC filing purposes only)               34