Form 10-Q
period 2000-09-30
RAILWORKS CORP
filed 2000-11-14
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

15,369,761 shares of Common Stock were outstanding as of November 3, 2000.

                             RailWorks Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                           Page
Item 1 - Consolidated Financial Statements:
   Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and December 31, 1999                                                            3
   Consolidated Statements of Operations for the three months ended
         September 30, 2000 (unaudited) and 1999 (unaudited)                              4
   Consolidated Statements of Operations for the nine months ended
         September 30, 2000 (unaudited) and 1999 (unaudited)                              5
   Consolidated Statements of Stockholders' Equity for the nine months
         ended September 30, 2000 (unaudited) and 1999 (unaudited)                        6
   Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 (unaudited) and 1999 (unaudited)                              7
   Notes to Consolidated Financial Statements (unaudited)                                 8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Items 1 through 6
Signatures

EXHIBIT INDEX

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(In thousands, except share and per share data)

                                                                                           (Unaudited)
                                                                                          September 30,          December 31,
                                                ASSETS                                         2000                  1999
                                                                                          -------------          ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $   14,841            $    4,617
  Accounts receivable, net of allowance for doubtful accounts of $1,062 and $965               190,384               153,084
  Costs and estimated earnings in excess of billings on uncompleted contracts                   33,502                56,295
  Inventories:
       Raw materials                                                                            20,231                19,197
       Finished goods                                                                           10,577                 4,562
  Deferred tax asset                                                                             2,694                 2,426
  Prepaid federal taxes                                                                          6,797                 4,163
  Other current assets                                                                           7,465                 7,372
                                                                                            ----------            ----------
           Total current assets                                                                286,491               251,716
                                                                                            ----------            ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                              81,280                73,897
                                                                                            ----------            ----------
OTHER ASSETS:
    Excess of cost over net assets acquired, net of amortization                               248,908               223,886
    Loans to officers                                                                            3,469                 6,735
    Other                                                                                       11,885                15,423
                                                                                            ----------            ----------
           Total other assets                                                                  264,262               246,044
                                                                                            ----------            ----------

                         TOTAL                                                              $  632,033            $  571,657
                                                                                            ==========            ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                      $   17,811            $   19,740
  Accounts payable and accrued liabilities                                                      62,357                74,558
  Accrued payroll and related withholdings                                                       4,142                 3,626
  Accrued interest payable                                                                      11,062                 5,104
  Billings in excess of costs and estimated earnings on uncompleted contracts                   26,221                20,070
  Other current liabilities                                                                     12,231                 9,348
                                                                                            ----------            ----------
         Total current liabilities                                                             133,824               132,446
                                                                                            ----------            ----------

LONG-TERM DEBT                                                                                 363,907               274,691
DEFERRED TAX LIABILITY                                                                           8,292                 8,071
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET OF AMORTIZATION                                     5,513                 8,434
OTHER LIABILITIES                                                                               13,540                12,134
                                                                                            ----------            ----------
         Total long-term liabilities                                                           391,252               303,330
                                                                                            ----------            ----------
              Total liabilities                                                                525,076               435,776
                                                                                            ----------            ----------

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $1.00 par value, authorized
      10,000,000 shares, 13,700 shares issued and outstanding                                       14                    14
  Common stock, $0.01 par value, authorized 100,000,000 shares,
      15,369,761shares issued and outstanding at September 30, 2000,
      14,255,705 shares issued and outstanding at December 31, 1999                                153                   142
  Additional paid-in capital                                                                   138,039               126,903
  Accumulated other comprehensive income                                                           280                   175
  Retained earnings (deficit)                                                                  (31,529)                8,647
                                                                                            ----------            ----------
         Stockholders' equity, net                                                             106,957               135,881
                                                                                            ----------            ----------
                         TOTAL                                                              $  632,033            $  571,657
                                                                                            ==========            ==========

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except share and per share data) (Unaudited)

                                                                               2000                  1999
                                                                            -----------          -----------
          Revenue                                                           $   163,882          $   137,425
          Cost of revenue                                                       135,254              105,970
                                                                            -----------          -----------

          Gross profit                                                           28,628               31,455
          Selling, general and administrative expenses                           17,202               12,082
          Restructuring and other unusual charges                                48,045
          Depreciation and amortization expense                                   3,838                1,802
                                                                            -----------          -----------
          Operating income (loss)                                               (40,457)              17,571
                                                                            -----------          -----------

          Other (expense) income:
            Interest expense                                                    (10,583)              (5,913)
            Interest and other income                                                85                  651
                                                                            -----------          -----------

               Other expense, net                                               (10,498)              (5,262)
                                                                            -----------          -----------

          Income (loss) before income taxes                                     (50,955)              12,309
          Provision (benefit) for income taxes                                   (3,032)               4,616
                                                                            -----------          -----------

          Net income (loss)                                                 $   (47,923)         $     7,693
                                                                            ===========          ===========

          Basic (loss) earnings per share                                   $     (3.12)         $       .55
                                                                            ===========          ===========

          Diluted (loss) earnings per share                                 $     (3.12)         $       .50
                                                                            ===========          ===========

          Weighted average shares used in computing basic
             earnings per share                                              15,369,761           13,939,220
                                                                            ===========          ===========

          Weighted average shares used in computing
             diluted earnings per share                                      15,369,761           15,311,523
                                                                            ===========          ===========

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except share and per share data) (Unaudited)

                                                                                             2000                 1999
                                                                                         -----------          -----------
                    Revenue                                                               $  443,911           $  325,908
                    Cost of revenue                                                          357,364              258,043
                                                                                         -----------          -----------

                    Gross profit                                                              86,547               67,865
                    Selling, general and administrative expenses                              40,311               31,290
                    Restructuring and other unusual charges                                   48,045                   --
                    Depreciation and amortization expense                                     10,040                4,372
                                                                                         -----------          -----------

                    Operating income (loss)                                                  (11,849)              32,203
                                                                                         -----------          -----------

                    Other (expense) income:
                      Interest expense                                                       (26,974)             (12,370)
                      Interest and other income                                                1,653                1,713
                                                                                         -----------          -----------

                         Other expense, net                                                  (25,321)             (10,657)
                                                                                         -----------          -----------

                    Income (loss) before income taxes                                        (37,170)              21,546
                    Provision for income taxes                                                 3,006                8,080
                                                                                         -----------          -----------

                    Net income (loss)                                                    $   (40,176)         $    13,466
                                                                                         ===========          ===========

                    Basic (loss) earnings per share                                      $     (2.73)         $       .97
                                                                                         ===========          ===========

                    Diluted (loss) earnings per share                                    $     (2.73)         $       .88
                                                                                         ===========          ===========

                    Weighted average shares used in computing basic
                       earnings per share                                                 14,698,756           13,867,599
                                                                                         ===========          ===========

                    Weighted average shares used in computing
                       diluted earnings per share                                         14,698,756           15,244,892
                                                                                         ===========          ===========

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(In thousands) (Unaudited)

                                                                                         ACCUMULATED
                                                                           ADDITIONAL       OTHER     RETAINED
                                      COMMON STOCK      PREFERRED STOCK      PAID-IN    COMPREHENSIVE EARNINGS    COMPREHENSIVE
                                     SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL       INCOME     (DEFICIT)      INCOME
                                  ------------  ------  --------- ------   ----------   ------------- ---------   -------------

 BALANCE, JANUARY 1, 1999            13,704      $137      14      $14      $ 121,296       $ --      $(11,439)      $    --

   Issuance of common stock
       for acquisitions                 252         2      --       --          2,698         --            --            --
   Stock option compensation             --        --      --       --             37         --            --            --
   Stock issuance costs                  --        --      --       --            (58)        --            --            --
   Foreign currency
       translation adjustment            --        --      --       --             --        123            --           123
   Net income                            --        --      --       --             --         --        13,466        13,466
                                     ------      ----      --      ---      ---------       ----      --------       -------

 BALANCE, SEPTEMBER 30, 1999         13,956      $139      14      $14      $ 123,973       $123      $  2,027       $13,589
                                     ======      ====      ==      ===      =========       ====      ========       =======


RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands) (Unaudited)

                                                                                       ACCUMULATED
                                                                           ADDITIONAL     OTHER      RETAINED
                                       COMMON STOCK      PREFERRED STOCK     PAID-IN   COMPREHENSIVE EARNINGS    COMPREHENSIVE
                                     SHARES     AMOUNT   SHARES  AMOUNT      CAPITAL      INCOME     (DEFICIT)        LOSS
                                     ------     ------   ------  -------   ----------  ------------- ---------   -------------

 BALANCE, JANUARY 1, 2000            14,256      $142      14      $14      $ 126,903      $175      $  8,647      $     --


   Issuance of common stock
      for acquisitions                1,113        11      --       --         11,136                      --            --
   Foreign currency
     translation adjustment              --        --      --       --             --       105            --           105
   Net loss                              --        --      --       --             --        --       (40,176)      (40,176)
                                     ------      ----      --      ---      ---------      ----      --------      --------

 BALANCE, SEPTEMBER 30, 2000         15,369      $153      14      $14      $ 138,039      $280      $(31,529)     $(40,071)
                                     ======      ====      ==      ===      =========      ====      ========      ========


                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except share data) (Unaudited)


                                                                                                        2000                1999
                                                                                                      --------           ---------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (loss) income                                                                            $(40,176)          $  13,466
         Adjustments to reconcile net (loss) income to net cash used in operating activities:
             Depreciation and amortization                                                              17,019               9,241
             Goodwill impairment                                                                        11,462                  --
             Non-cash restructuring and other unusual charges                                           24,237                  --
             Deferred taxes                                                                                 --                 (81)
             Bond discount amortization                                                                     52                  --
             Loss (gain) on sale of equipment                                                               15                 (25)
             Changes in operating assets and liabilities:
                Accounts receivable and costs and estimated earnings in excess of billings
                    on uncompleted contracts                                                           (30,718)            (31,230)
                Inventory                                                                               (2,192)                571
                Other current assets                                                                       623               1,922
                Accounts payable and accrued liabilities                                                (1,055)            (11,453)
                Accrued interest payable                                                                 5,958               9,489
                Accrued payroll and related withholdings                                                   292              (1,240)
                Billings in excess of costs and estimated earnings on uncompleted contracts              3,450              (4,052)
                Other current liabilities                                                               (4,189)             (2,892)
                Other assets                                                                               838               1,728
                Other liabilities                                                                       (5,823)             (9,969)
                                                                                                      --------           ---------
                          Net cash used in operating activities                                        (20,207)            (24,525)
                                                                                                      --------           ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds from sale of equipment                                                            10,371               2,062
             Purchase of equipment and leasehold improvements                                          (20,890)            (11,810)
             Loans to officers                                                                              --              (5,805)
             Payment of abandoned acquisition costs                                                       (820)                 --
             Acquisitions of subsidiaries, net of cash acquired                                        (19,956)            (89,180)
             Additional purchase consideration and contingent earn-out payments                        (17,372)                 --
                                                                                                      --------           ---------
                          Net cash used in investing activities                                        (48,667)           (104,733)
                                                                                                      --------           ---------
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Net activity on revolving line of credit                                                   32,926             (19,300)
             Proceeds from long-term borrowings                                                         14,638              28,576
             Debt issuance costs                                                                          (236)             (5,150)
             Payment of loan origination fees                                                           (2,607)               (532)
             Payment of abandoned transaction costs                                                     (2,322)                 --
             Proceeds from term loan borrowings                                                        100,000                  --
             Repayment of term loan                                                                    (30,175)                 --
             Repayment of seller notes                                                                  (7,510)                 --
             Proceeds from issuance of senior subordinated notes                                            --             173,938
             Repayment of long-term borrowings                                                         (25,721)            (45,925)
                                                                                                       -------           ---------
                         Net cash provided by financing activities                                      78,993             131,607
                                                                                                       -------           ---------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      10,119               2,349
         EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                                 105                 123
         CASH AND CASH EQUIVALENTS, beginning of period                                                  4,617               2,846
                                                                                                      --------           ---------

         CASH AND CASH EQUIVALENTS, end of period                                                     $ 14,841           $   5,318
                                                                                                      ========           =========

         SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
             Cash paid during the period for interest                                                 $ 17,979           $   4,698
                                                                                                      ========           =========

             Cash paid during the period for income taxes                                             $  5,363           $   5,769
                                                                                                      ========           =========

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

                See Notes to Consolidated Financial Statements.

                             RAILWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3.  EARNINGS PER SHARE

    In accordance with SFAS No. 128, the Company reports its earnings per share
(EPS) in basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):

    The following is the computation for the three months ended September 30, 2000 and 1999:

                                                                                   2000              1999
                                                                                -----------        ---------
         Net income (loss)                                                      $   (47,923)       $   7,693
                                                                                ===========        =========

         Shares used for determining basic EPS                                       15,370           13,939

         Dilutive effect of:
            Stock options                                                                 *                2
            Convertible preferred shares                                                  *            1,370
                                                                                -----------        ---------

         Shares used for determining diluted EPS                                     15,370           15,311
                                                                                ===========        =========

         Basic EPS                                                              $     (3.12)       $     .55
                                                                                ===========        =========

         Diluted EPS                                                            $     (3.12)       $      50
                                                                                ===========        =========

* Outstanding stock options and convertible preferred shares would be anti-dilutive in 2000 and therefore were excluded.

   The following is a computation for the nine months ended September 30, 2000 and 1999:

                                                                                  2000               1999
                                                                                --------           ---------
                    Net income (loss)                                           $(40,176)          $  13,466
                                                                                ========           =========

                    Shares used for determining basic EPS                         14,699              13,868

                    Dilutive effect of:
                       Stock options                                                   *
                                                                                                           7
                       Convertible preferred shares                                    *               1,370
                                                                                --------           ---------

                    Shares used for determining diluted EPS                       14,699              15,245
                                                                                ========           =========

                    Basic EPS                                                   $  (2.73)          $     .97
                                                                                ========           =========

                    Diluted EPS                                                 $  (2.73)          $     .88
                                                                                ========           =========


* Outstanding stock options and convertible preferred shares would be anti-dilutive in 2000 and therefore were excluded.

4.       RESTRUCTURING AND OTHER UNUSUAL CHARGES

         During the third quarter of 2000, the Company's management and Board of Directors substantially completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "Plan") will involve systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around four operating units. The Company intends to reduce its headcount, consolidate certain facilities and identify other synergies and cost reduction opportunities.

         Restructuring costs include costs directly related to the Company's Plan. The Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received on termination. Other exit costs that do not benefit future activities are recognized at the date of commitment to the Plan.
These costs must be either incremental to the Plan or represent amounts under contractual obligations which existed prior to the commitment date and have no future economic benefit or result in a penalty to cancel the obligation. Other costs directly related to the restructuring of the Company which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         During the three months ended September 30, 2000, the Company incurred $48.0 million restructuring and other unusual charges in connection with the Plan and other events. These charges included approximately $1.9 million of employee termination benefits for those employees who had been identified and notified in accordance with EITF 94-3. These charges also include exit costs related to leased property that will be vacated as part of the Plan and approximately $.6 million for non-cancelable lease costs in excess of the expected sublet income. The Company expects additional charges in the fourth quarter for employee termination benefits and costs of relocation of personnel and facilities.

         In connection with the Plan and in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company also evaluated the future undiscounted cash flows of its businesses to which goodwill relates in order to determine if the carrying value of the goodwill had been impaired. Management's evaluation resulted in a write-off of approximately $14.2 million of goodwill related to two of the Company's acquired businesses because the estimated fair value of these subsidiaries was less than their carrying value.

         The Company's Plan also includes a focus on increasing internal cash flow, which will involve, among other things, the acceleration of the settlement of previously disclosed construction claims and other contract exposures, primarily related to contracts completed by RailWorks' predecessor company, Comstock Holdings, Inc. Management has estimated the recoverability of the recognized accounts receivable and costs and estimated earnings in excess of billings on these contracts under revised settlement scenarios and, as a result, has recorded a charge of approximately $23.2 million to reflect their anticipated net realizable value. The charge also includes the anticipated cost of arbitration/litigation related to these matters and is net of the write off of approximately $2.8 million of negative goodwill related to the now closed west coast operations of the Company's predecessor, which performed a majority of the construction claim projects.

         The Company's Plan includes the suspension of its acquisition program. As such, approximately $1.1 million of due diligence costs related to several acquisitions that were not consummated have been expensed in the three months ended September 30, 2000.

         Also during the three months ended September 30, 2000, the Company terminated discussions regarding the potential sale of the Company to an investor group. Approximately $3.1 million of costs associated with this potential transaction were expensed in September 2000.

         In connection with various agreements, (the "Agreements") certain officers and executives of the Company (the "Executives") have issued promissory notes to the Company in the aggregate amount of $6.7 million (the "Notes"), which are included in Other Assets in the accompanying balance sheet. Such Notes are collateralized solely by shares of the Company's common stock owned by the Executives. The Notes are due June 30, 2005. Generally, repayment of the Notes is not required until or unless the per share price of the Company's common stock achieves 1.5 times its initial public offering price, or approximately $18 per share. The Notes bear interest at the Company's incremental borrowing rate, as defined in the Agreements. Payment of interest for 1999 was forgiven by the Company, and, the Company has not recorded interest income relating to the Notes during 2000. The Executives have certain rights, as defined in the Agreements, including forgiveness of the indebtedness in connection with a change in control of the Company, and certain personal income tax indemnifications.

         The recent decline in market price of the Company's common stock has increased the uncertainty regarding the ultimate repayment of the Notes. Pending completion of the restructuring plan of the Company, no decision regarding any further modification of the Agreements terms has been made; however, due to the uncertainty regarding the ultimate realizability of the Notes, the Company has recorded a valuation allowance of $3.3 million to reflect its current estimate of the fair value of the promissory notes. The charge is included in the restructuring and other unusual charges.

         Also included in the restructuring and other unusual charges is approximately $.6 million for settlement of certain non-contract related claims against the Company and the uninsured portion of a third quarter fire loss incurred at one of the Company's facilities.

         The calculation of the restructuring and other unusual charges is based on estimates using the best information currently available to management. The Company's restructuring plan is not complete and changes in estimates may be possible in the near term.


5. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

         Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 2000 and 1999 and for the three and nine-month periods ended September 30, 2000 and 1999. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 2000
                           (In Thousands) (Unaudited)

                                              RAILWORKS
                                             CORPORATION                            NON-
                                               (PARENT            GUARANTOR       GUARANTOR
                                            COMPANY ONLY)       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                         ------------------   --------------- ---------------  --------------   ---------------
                  ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents              $  12,461          $   2,824        $  (444)         $      --        $  14,841
       Accounts receivable, net                      --            190,760          8,264             (8,640) (a)     190,384
       Costs and estimated earnings in excess
            of billings on uncompleted               --             33,293            209                 --           33,502
            contracts
       Inventories:
           Raw materials                             --             14,877          5,354                 --           20,231
           Finished goods                            --             10,174            403                 --           10,577
       Deferred tax asset                            --              2,694             --                 --            2,694
       Prepaid federal taxes                         --              6,797             --                 --            6,797
       Due (to)/from parent company              63,389            (64,385)           996                 --               --
       Other current assets                       3,237              1,885          2,343                 --            7,465
                                              ---------          ---------        -------          ---------        ---------
                   Total current assets          79,087            198,919         17,125             (8,640)         286,491
                                              ---------          ---------        -------          ----------       ---------

   INVESTMENT IN SUBSIDIARIES                   366,576                 --             --           (366,576)              --
                                              ---------          ---------        -------          -----------      ---------

   PROPERTY, PLANT AND
        EQUIPMENT, NET                              872             71,417          8,991                 --           81,280
                                              ---------          ---------        -------          ---------        ---------

   OTHER ASSETS:
        Excess of cost over net assets
          acquired, net of amortization              --            232,204         16,704                 --          248,908
        Loans to officers                         3,469                 --             --                 --            3,469
        Other                                     9,125              2,596            164                 --           11,885
                                              ---------          ---------        -------          ---------        ---------
                    Total other assets           12,594            234,800         16,868                 --          264,262
                                              ---------          ---------        -------          ---------        ---------
                          TOTAL               $ 459,129          $ 505,136        $42,984          $(375,216)       $ 632,033
                                              =========          =========        =======          ==========       =========

(a)  Elimination of inter-company receivables/payables.
(b)  Elimination of investment in subsidiaries.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)


                                                           RAILWORKS
                                                         CORPORATION                        NON-
                                                           (PARENT        GUARANTOR      GUARANTOR
                                                         COMPANY ONLY)   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------   ------------   ------------   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                $    8,230      $    8,863     $     718      $       --      $   17,811
      Accounts payable and accrued liabilities                 1,314          67,765         1,918          (8,640) (a)     62,357
      Accrued payroll and related withholdings                   554           2,984           604              --           4,142
      Accrued interest payable                                11,020               2            40              --          11,062
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                      --          25,690           531              --          26,221
      Other current liabilities                                6,974           4,021         1,236              --          12,231
                                                          ----------      ----------     ---------      ----------      ----------
               Total current liabilities                      28,092         109,325         5,047          (8,640)        133,824
                                                          ----------      ----------     ---------      ----------      ----------

LONG-TERM DEBT                                               347,001           9,457         7,449              --         363,907
DEFERRED TAX LIABILITY                                            --           8,292            --              --           8,292
EXCESS OF NET ASSETS ACQUIRED OVER COST,
       NET OF AMORTIZATION                                        --           5,513            --              --           5,513
OTHER LIABILITIES                                                 --          13,157           383              --          13,540
                                                          ----------      ----------     ---------      ----------      ----------
       Total long-term liabilities                           347,001          36,419         7,832              --         391,252
                                                          ----------      ----------     ---------      ----------      ----------

               Total liabilities                             375,093         145,744        12,879          (8,640)        525,076
                                                          ----------      ----------     ---------      ----------      ----------

STOCKHOLDERS' EQUITY:
       Series A, convertible preferred stock                      14              --            --              --              14
       Common stock                                              123           3,436           378          (3,784) (b)        153
       Additional paid-in capital                            138,038         294,049        24,449        (318,497) (b)    138,039
       Accumulated other comprehensive income                     --              --           280              --             280
       Retained earnings (deficit)                           (54,139)         61,907         4,998         (44,295) (b)    (31,529)
                                                          ----------      ----------     ---------      ----------      ----------

               Total stockholders' equity  (deficit)          84,036         359,392        30,105        (366,576)        106,957
                                                          ----------      ----------     ---------      ----------      ----------


                          TOTAL                           $  459,129      $  505,136     $  42,984      $ (375,216)     $  632,033
                                                          ==========      ==========     =========      ==========      ==========

(a)   Elimination of inter-company receivables/payables.
(b)   Elimination of investment in subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)

                                             RAILWORKS
                                            CORPORATION                              NON-
                                            (PARENT CO.        GUARANTOR          GUARANTOR
                                               ONLY)          SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                            -----------       ------------       ------------      --------------       ------------
Revenue                                      $       --        $  158,458         $   11,823       $       (6,399)(a)    $  163,882
Cost of revenue                                      --           132,434              9,219               (6,399)(a)       135,254
                                             ----------        ----------         ----------       --------------        ----------

Gross profit                                         --            26,024              2,604                   --            28,628
Selling, general and
    administrative expenses                       3,886            12,345                971                   --            17,202
Restructuring and other unusual charges           8,632            38,748                665                   --            48,045
Depreciation and amortization expense               294             3,376                168                   --             3,838
                                             ----------        ----------         ----------       --------------        ----------


Operating income (loss)                         (12,812)          (28,445)               800                   --           (40,457)

Equity in earnings of subsidiaries              (28,344)               --                 --               28,344 (b)            --
Interest expense                                 (9,965)             (455)              (163)                  --           (10,583)
Interest and other income                            11                31                 43                   --                85
                                             ----------        ----------         ----------       --------------        ----------

Income (loss) before income taxes               (51,110)          (28,869)               680               28,344           (50,955)
Provision (benefit) for income taxes                 --            (3,322)               290                   --            (3,032)
                                             ----------        ----------         ----------       --------------        ----------

Net income (loss)                            $  (51,110)       $  (25,547)        $      390       $       28,344        $  (47,923)
                                             ==========        ==========         ==========       ==============        ==========

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings of subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)

                                             RAILWORKS
                                            CORPORATION                         NON-
                                             (PARENT CO.     GUARANTOR       GUARANTOR
                                                ONLY)       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS         CONSOLIDATED
                                            -----------     ------------    ------------     ---------------       ------------
Revenue                                      $       --      $  432,494      $   28,241      $       (16,824)(a)    $  443,911
Cost of revenue                                      --         352,830          21,358              (16,824)(a)       357,364
                                             ----------      ----------      ----------      ---------------        ----------

Gross profit                                         --          79,664           6,883                   --            86,547
Selling, general and
   administrative expenses                        6,632          30,916           2,763                   --            40,311
Restructuring and other unusual charges           8,632          38,748             665                   --            48,045
Depreciation and amortization expense               368           9,142             530                   --            10,040
                                             ----------      ----------      ----------      ---------------        ----------

Operating income (loss)                         (15,632)            858           2,925                   --           (11,849)

Equity in earnings of subsidiaries               (7,840)             --              --                7,840 (b)           --
Interest expense                                (25,133)         (1,529)           (312)                  --           (26,974)
Interest and other income                            13           1,505             135                   --             1,653
                                             ----------      ----------      ----------      ---------------        ----------

Income (loss) before income taxes               (48,592)            834           2,748                7,840           (37,170)
Provision (benefit) for income taxes                 --           1,338           1,668                   --             3,006
                                             ----------      ----------      ----------      ---------------        ----------


Net income (loss)                            $  (48,592)     $     (504)     $    1,080      $         7,840        $  (40,176)
                                             ==========      ==========      ==========      ===============        ==========

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)

                                                         RAILWORKS
                                                        CORPORATION                         NON-
                                                        (PARENT CO.      GUARANTOR       GUARANTOR
                                                           ONLY)        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ---------------- --------------  --------------  -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $(48,592)     $   (822)            $ 1,398        $ 7,840 (a)   $(40,176)
Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
  Depreciation and amortization                                723        14,822               1,474             --         17,019
  Goodwill impairment                                           --        11,462                  --             --         11,462
  Non-cash restructuring and other unusual charges           3,265        20,307                 665             --         24,237
  Bond discount amortization                                    52            --                  --             --             52
  Equity in earnings of subsidiaries                         7,840            --                  --         (7,840)(a)         --
  (Gain) loss on sale of equipment                              --             5                  10             --             15
  Changes in operating assets and liabilities:
  Accounts receivable and costs and estimated
    earnings in excess of billings on uncompleted
    contracts                                                  205       (32,030)              1,107             --        (30,718)
  Inventory                                                     --        (2,296)                104             --         (2,192)
  Other current assets                                       2,686          (550)             (1,513)            --            623
  Accounts payable and accrued liabilities                   1,315          (574)             (1,796)            --         (1,055)
  Accrued interest payable                                   5,938           (20)                 40             --          5,958
  Accrued payroll and related withholdings                     182          (156)                266             --            292
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                         --         3,678                (228)            --          3,450
  Other current liabilities                                    218        (4,424)                 17             --         (4,189)
  Other assets                                                (723)        1,620                 (59)            --            838
  Other liabilities                                           (447)       (5,182)               (194)            --         (5,823)
  Due (to)/from parent company                              (4,679)       13,079              (8,400)            --             --
                                                          --------      --------             -------       --------       --------
     Net cash (used in) provided by operating              (32,017)       18,919              (7,109)            --        (20,207)
       activities                                         --------      --------             -------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                               --        10,206                 165             --         10,371
  Purchase of equipment and leasehold improvements            (826)      (17,750)             (2,314)            --        (20,890)
  Payment of abandoned acquisitions costs                     (820)           --                  --             --           (820)
  Acquisitions of subsidiaries, net of cash
    acquired                                               (19,722)          (95)                 --           (139)(b)    (19,956)
  Additional purchase consideration and contingent
     earn-out payments                                     (17,372)           --                  --             --        (17,372)
                                                          --------      --------             -------       --------       --------
    Net cash used in investing activities                  (38,740)       (7,639)             (2,149)          (139)       (48,667)
                                                          --------      --------             -------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolving line of credit                  26,156            --               6,770             --         32,926
  Proceeds from long-term borrowings                            --        11,556               3,082             --         14,638
  Direct financing costs paid                                 (236)           --                  --             --           (236)
  Payment of loan origination fees                          (2,607)           --                  --             --         (2,607)
  Payment of abandoned transaction costs                    (2,322)           --                  --             --         (2,322)
  Proceeds from term loan borrowings                       100,000            --                  --             --        100,000
  Repayment of old term loan                               (30,175)           --                  --             --        (30,175)
  Repayment of seller notes                                 (7,510)           --                  --             --         (7,510)
  Repayment of long-term borrowings                            (75)      (21,061)             (4,585)            --        (25,721)
                                                          --------      --------             -------       --------       --------
    Net cash provided by (used in) financing
      activities                                            83,231        (9,505)              5,267             --         78,993
                                                          --------      --------             -------       --------       --------


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                               12,474         1,775              (3,991)          (139)(b)     10,119

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS               --            --                 105             --            105

CASH AND CASH EQUIVALENTS, beginning of
  year                                                         (13)        1,049               3,442            139 (b)      4,617
                                                          --------      --------             -------       --------       --------
CASH AND CASH EQUIVALENTS, end of year                    $ 12,461      $  2,824             $  (444)      $     --       $ 14,841
                                                          ========      ========             =======       ========       ========
==================================================================================================================================

(a)      Elimination of equity in earnings of subsidiaries.
(b)      Elimination of cash acquired.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                           (In Thousands) (Unaudited)

                                                RAILWORKS
                                               CORPORATION                       NON-
                                                 (PARENT        GUARANTOR      GUARANTOR
                                              COMPANY ONLY)   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                              --------------- ------------- -------------- ----------------  -------------
                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                    $  1,546        $  1,450      $   2,322      $      --         $  5,318
    Accounts receivable, net                           --         129,560         10,920         (6,121)(a)      134,359
    Costs and estimated earnings in
       excess of billings on uncompleted
       contracts                                       --          52,662             --             --           52,662
    Inventories:
        Raw materials                                  --          10,278          2,753             --           13,031
        Finished goods                                 --           3,393          1,422             --            4,815
    Deferred tax asset                                 --             951             --             --              951
    Due (to)/from parent company                   64,377         (59,504)        (4,873)            --               --
    Other current assets                               71           5,570            116             --            5,757
                                                 --------        --------      ---------      ---------         --------
                Total current assets               65,994         144,360         12,660         (6,121)         216,893
                                                 --------        --------      ---------      ---------         --------

INVESTMENT IN SUBSIDIARIES                        270,148              --             --       (270,148)(b)           --
                                                 --------        --------      ---------      ---------         --------

PROPERTY, PLANT AND
     EQUIPMENT, NET                                   156          61,859          3,994             --           66,009
                                                 --------        --------      ---------      ---------         --------

OTHER ASSETS:
     Excess of cost over acquired net
          assets, net of amortization                  --         163,593         19,744             --          183,337
     Deferred tax asset                                --              85             --             --               85
     Loans to officers                              6,764              --             --             --            6,764
     Other                                          6,532           1,717             72             --            8,321
                                                 --------        --------      ---------      ---------         --------
                 Total other assets                13,296         165,395         19,816             --          198,507
                                                 --------        --------      ---------      ---------         --------
                       TOTAL                     $349,594        $371,614      $  36,470      $(276,269)        $481,409
                                                 ========        ========      =========      =========         ========

(a)  Elimination of inter-company receivables/payables.
(b)  Elimination of investment in subsidiaries.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                           (In Thousands) (Unaudited)

                                              RAILWORKS
                                             CORPORATION                       NON-
                                               (PARENT        GUARANTOR     GUARANTOR
                                            COMPANY ONLY)   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            -------------   -------------  ------------  ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Current maturities of long-term debt         $  5,750       $  6,034      $    --      $      --      $ 11,784
   Accounts payable and accrued liabilities        3,500         52,780        4,093         (6,121)(a)    54,252
   Accrued payroll and related withholdings           18          3,495          143             --         3,656
   Accrued interest payable                        9,707             --           --             --         9,707
   Billings in excess of costs and estimated
        earnings on uncompleted contracts             --         11,617        1,817             --        13,434
   Other current liabilities                       2,251         10,486        1,559             --        14,296
                                                --------       --------      -------      ---------      --------
        Total current liabilities                 21,226         84,412        7,612         (6,121)      107,129
                                                --------       --------      -------      ---------      --------

LONG-TERM DEBT                                   210,688         16,722        2,100             --       229,510
DEFERRED TAX LIABILITIES                              --             --           --             --            --
EXCESS OF ACQUIRED NET ASSETS OVER COST,
     NET OF AMORTIZATION                              --          8,491           --             --         8,491
OTHER LIABILITIES                                  4,026          5,730          247             --        10,003
                                                --------       --------      -------      ---------      --------
       Total long-term liabilities               214,714         30,943        2,347             --       248,004
                                                --------       --------      -------      ---------      --------

               Total liabilities                 235,940        115,355        9,959         (6,121)      355,133
                                                --------       --------      -------      ---------      --------

STOCKHOLDERS' EQUITY:
       Series A, convertible preferred stock          14             --           --             --            14
       Common stock                                  109          2,116          122         (2,208)(b)       139
       Additional paid-in capital                123,973        214,022       23,892       (237,914)(b)   123,973
       Accumulated other comprehensive income         --             --          123             --           123
       Retained earnings (deficit)               (10,442)        40,121        2,374        (30,026)(b)     2,027
                                                --------       --------      -------      ---------      --------
         Total stockholders' equity (deficit)    113,654        256,259       26,511       (270,148)      126,276
                                                --------       --------      -------      ---------      --------
                          TOTAL                 $349,594       $371,614      $36,470      $(276,269)     $481,409
                                                ========       ========      =======      =========      ========


(a)   Elimination of inter-company receivables/payables.
(b)   Elimination of investment in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                           (In Thousands) (Unaudited)

                                           RAILWORKS
                                          CORPORATION                          NON-
                                          (PARENT CO.        GUARANTOR       GUARANTOR
                                             ONLY)         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                       ----------------  --------------- ---------------  ----------------  ---------------
    Revenue                                 $    --          $128,671         $12,823         $ (4,069)(a)       $137,425
    Cost of revenue                              --           101,331           8,708           (4,069)(a)        105,970
                                            -------          --------         -------         --------           --------

    Gross profit                                 --            27,340           4,115               --             31,455
    Selling, general and
       administrative expenses                3,586             7,082           1,414               --             12,082
    Depreciation and amortization expense       179             1,452             171               --              1,802
                                            -------          --------         -------         --------           --------
    Operating (loss) income                  (3,765)           18,806           2,530               --             17,571

    Equity in earnings of
       subsidiaries                          12,094                --              --          (12,094)(b)             --
    Interest expense                         (5,297)             (561)            (55)              --             (5,913)
    Interest and other income                 1,200              (607)             58               --                651
                                            -------          --------         -------         --------           --------

    Income before income taxes                4,232            17,638           2,533          (12,094)            12,309
    Provision for income taxes                   --             3,231           1,385               --              4,616
                                            -------          --------         -------         --------           --------

    Net income                              $ 4,232          $ 14,407         $ 1,148         $(12,094)          $  7,693
                                            =======          ========         =======         ========           ========

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings of subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                           (In Thousands) (Unaudited)

                                           RAILWORKS
                                          CORPORATION                          NON-
                                          (PARENT CO.        GUARANTOR       GUARANTOR
                                             ONLY)         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                       ----------------  --------------- ---------------  ----------------  ---------------
    Revenue                                 $    --          $309,993         $25,548         $ (9,633)(a)      $325,908
    Cost of revenue                              --           251,024          16,652           (9,633)(a)       258,043
                                            -------          --------         -------         --------          --------

    Gross profit                                 --            58,969           8,896               --            67,865
    Selling, general and
       administrative expenses                7,012            20,622           3,656               --            31,290
    Depreciation and amortization expense       274             3,646             452               --             4,372
                                            -------          --------         -------         --------          --------

    Operating (loss) income                  (7,286)           34,701           4,788               --            32,203

    Equity in earnings of subsidiaries       24,494                --              --          (24,494)(b)            --
    Interest expense                        (11,152)           (1,096)           (122)              --           (12,370)
    Interest and other income                 1,365               275              73               --             1,713
                                            -------          --------         -------         --------          --------

    Income before income taxes                7,421            33,880           4,739          (24,494)           21,546
    Provision for income taxes                   --             5,714           2,366               --             8,080
                                            -------          --------         -------         --------          --------

    Net income                              $ 7,421          $ 28,166         $ 2,373         $(24,494)         $ 13,466
                                            =======          ========         =======         ========          ========

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                           (In Thousands) (Unaudited)

                                                         RAILWORKS
                                                        CORPORATION                         NON-
                                                        (PARENT CO.       GUARANTOR       GUARANTOR
                                                           ONLY)        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------------- --------------  --------------  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  7,421         $ 28,166        $  2,373        $(24,494)(a)     $ 13,466
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
 Depreciation and amortization                                 28            8,504             709              --            9,241
 Equity in earnings of subsidiaries                       (24,494)              --              --          24,494(a)            --
 Deferred tax assets                                           --              (81)                             --              (81)
 Gain on sale of equipment                                     --              (16)             (9)             --              (25)
 Changes in operating assets and liabilities:
  Accounts receivable and costs and estimated
    earnings in excess of billings on uncompleted
    contracts                                                  --          (26,378)         (4,852)             --          (31,230)
  Inventory                                                    --              226             345              --              571
  Other current assets                                      1,077              754              91              --            1,922
  Accounts payable and accrued liabilities                   (172)         (12,548)          1,267              --          (11,453)
  Accrued payroll and related withholdings                     17           (1,204)            (53)             --           (1,240)
  Accrued interest payable                                  9,489               --              --              --            9,489
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                         --           (5,869)          1,817              --           (4,052)
  Other current liabilities                                 1,823           (5,523)            808              --           (2,892)
  Other assets                                                557            1,185             (14)             --            1,728
  Other liabilities                                          (739)          (7,380)         (1,850)             --           (9,969)
  Due (to)/from parent company                            (41,915)          37,042           4,873              --               --
                                                         --------         --------        --------        --------         --------
    Net cash (used in) provided by operating
      activities                                          (46,908)          16,878           5,505              --          (24,525)
                                                         --------         --------        --------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                               --            2,005              57              --            2,062
 Purchase of equipment and leasehold improvements            (103)         (10,908)           (799)             --          (11,810)
 Loans to officers                                         (5,805)              --              --              --           (5,805)
 Acquisition of subsidiaries, net of cash acquired        (94,594)              --              --           5,414(b)       (89,180)
                                                         --------         --------        --------        --------         --------
    Net cash used in investing activities                (100,502)          (8,903)           (742)          5,414         (104,733)
                                                         --------         --------        --------        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net activity on revolving line of credit                 (19,300)              --              --              --          (19,300)
 Direct financing costs paid                                 (532)              --              --              --             (532)
 Proceeds from long-term borrowings                            --           26,476           2,100              --           28,576
 Debt issuance costs                                       (5,150)              --              --              --           (5,150)
 Proceeds from issuance of senior subordinated
  notes                                                   173,938               --              --              --          173,938
 Repayment of long-term borrowings                             --          (40,992)         (4,933)             --          (45,925)
                                                         --------         --------        --------        --------         --------
    Net cash provided by (used in)
          financing activities                            148,956          (14,516)         (2,833)             --          131,607
                                                         --------         --------        --------        --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 1,546           (6,541)          1,930           5,414            2,349
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS              --               --             123              --              123

CASH AND CASH EQUIVALENTS, beginning of period                 --            7,992             268          (5,414)(b)        2,846
                                                         --------         --------        --------        --------         --------

CASH AND CASH EQUIVALENTS, end of period                 $  1,546         $  1,451        $  2,321        $     --         $  5,318
                                                         ========         ========        ========        ========         ========


(a)      Elimination of equity in earnings of subsidiary.
(b)      Elimination of cash acquired.

6.    ACQUISITIONS

    Assets acquired and liabilities assumed are recorded at their estimated fair values at the time of acquisition. The excess of the purchase price over the net fair value is allocated to goodwill. The estimated fair values of acquired assets and liabilities are subject to adjustment pending finalization of, among other things, certain fixed asset appraisals and the quantification of contract and/or litigation uncertainties based on information which was not available at the time of acquisition but subsequently obtained. Goodwill is adjusted as these items are resolved as well as when, and if, additional contingent purchase price is paid. The Company evaluates periodically whether events and circumstances indicate that any goodwill is impaired. At September 30, 2000, the Company had completed its allocation of purchase price for all of the companies acquired during the third quarter of 1999. As a result of these items, no additional goodwill was recorded as of September 30, 2000.

    During the quarter ended September 30, 2000, additional goodwill was recorded in connection with the Twigg Corporation in the amount of $1.7 million primarily related to the quantification of contract uncertainties.

    In July, 2000, the Company acquired all of the outstanding capital stock of Advanced Railroad Specialties, Inc., which specializes in construction, repair and maintenance of railroad tracks in various southwestern states.

7.    SEGMENT REPORTING

    The following table presents certain financial data as of and for the three months ended September 30, 2000 by reportable segment (in thousands):


                                                       TRANSIT      RAIL PRODUCTS     RAIL        OTHER/
                                                      SERVICES      AND SUPPLIES      TRACK      CORPORATE      TOTAL
                                                    -----------  ------------------ --------  -------------- --------
            Total revenues for reportable segments    $77,150         $ 24,438      $ 68,693     $     --    $170,281

            Inter-segmental revenue                     2,765              834         2,800           --       6,399

            Depreciation/amortization                     293            1,209         2,369        2,589       6,460

            Segment operating profit (loss)             5,055            2,877         6,132      (54,521)    (40,457)

            Costs and estimated earnings in
              excess of billings on uncompleted
              contracts                                29,508               --         3,994           --      33,502
            Segment assets                            130,469           64,274        98,751      517,094     810,588


    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                                    REVENUES:
                                      Total revenues for reportable segments         $ 170,281
                                      Elimination of inter-segment revenues             (6,399)
                                                                                     ---------
                                    Consolidated revenues                            $ 163,882
                                                                                     =========

                                    ASSETS:
                                      Total assets for reportable segments           $ 810,588
                                      Elimination of inter-company
                                        receivables/payables                            (8,640)
                                      Elimination of investments in subsidiaries      (169,915)
                                                                                     ---------
                                    Consolidated assets                              $ 632,033
                                                                                     =========

    The Company's Canadian operations had revenues for the three-month period ended September 30, 2000 of approximately $11,823,000. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $8,991,000 as of September 30, 2000.

    The following table presents certain financial data as of and for the three months ended September 30, 1999 by reportable segment (in thousands):

                                                       TRANSIT      RAIL PRODUCTS     RAIL        OTHER/
                                                      SERVICES      AND SUPPLIES      TRACK      CORPORATE      TOTAL
                                                    -----------  ------------------ --------  -------------- --------
            Total revenues for reportable segments   $  65,554        $ 15,451      $ 60,489     $     --    $ 141,494
            Inter-segmental revenue                      1,020           1,557         1,492           --
                                                                                                                 4,069
            Depreciation/amortization                      133           1,067         1,532        1,365
                                                                                                                 4,097
            Segment operating profit (loss)             11,849           3,247         6,377       (3,902)      17,571
            Costs and estimated earnings in
             excess of billings on uncompleted
             contracts                                  43,286              --         9,376           --       52,662
            Segment assets                             109,268          36,178        83,385      356,255      585,086

The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                                    REVENUES:
                                      Total revenues for reportable segments        $  141,494
                                      Elimination of inter-segment revenues             (4,069)
                                                                                    ----------
                                    Consolidated revenues                           $  137,425
                                                                                    ==========

                                    ASSETS:
                                      Total assets for reportable segments          $  585,086
                                      Elimination of inter-company
                                        receivables/payables                            (6,121)
                                      Elimination of investments in subsidiaries       (97,556)
                                                                                    ----------
                                    Consolidated assets                             $  481,409
                                                                                    ==========

    The Company's Canadian operations had revenues for the three month period ended September 30, 1999 of approximately $12,823,000. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $3,994,000 as of September 30, 1999.

    The following table presents certain financial data as of and for the nine months ended September 30, 2000 by reportable segment (in thousands):


                                          TRANSIT   RAIL PRODUCTS     RAIL         OTHER/
                                          SERVICES  AND SUPPLIES      TRACK       CORPORATE     TOTAL
                                        ----------  -------------  ------------- -----------   --------
Total revenues for reportable segments    $215,092     $ 62,810     $182,833     $       --   $ 460,735
Inter-segmental revenue                      8,450        3,035        5,339             --      16,824
Depreciation/amortization                      714        3,416        7,105          5,693      16,928
Segment operating profit (loss)             18,651        9,356       18,067        (57,923)    (11,849)
Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                                29,508           --        3,994             --      33,502
Segment assets                             130,469       64,274       98,751        517,094     810,588

    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):


                                    REVENUES:
                                      Total revenues for reportable segments         $ 460,735
                                      Elimination of inter-segment revenues            (16,824)
                                                                                     ---------
                                    Consolidated revenues                            $ 443,911
                                                                                     =========

                                    ASSETS:
                                      Total assets for reportable segments           $ 810,588
                                      Elimination of inter-company
                                        receivables/payables                            (8,640)
                                      Elimination of investments in subsidiaries      (169,915)
                                                                                     ---------
                                    Consolidated assets                              $ 632,033
                                                                                     =========

    The Company's Canadian operations had revenues for the nine-month period ended September 30, 2000 of approximately $28,241,000. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $8,991,000 as of September 30, 2000.

    The following table presents certain financial data as of and for the nine months ended September 30, 1999 by reportable segment (in thousands):

                                                       TRANSIT      RAIL PRODUCTS     RAIL         OTHER/
                                                      SERVICES      AND SUPPLIES      TRACK       CORPORATE     TOTAL
                                                    -----------  ------------------ --------   ---------------  ------
            Total revenues for reportable segments   $ 183,462        $ 37,504      $114,575      $     --   $ 335,541
            Inter-segmental revenue                      2,706           3,254         3,673            --       9,633
            Depreciation/amortization                      222           2,255         3,266         3,498       9,241
            Segment operating profit (loss)             18,630           7,619        13,684        (7,730)     32,203
            Costs and estimated earnings in
               excess of billings on uncompleted
               contracts                                43,286              --        10,376            --      52,662
            Segment assets                             109,268          36,178        83,385       356,255     585,086


    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                                    REVENUES:
                                      Total revenues for reportable segments        $  335,541
                                      Elimination of inter-segment revenues             (9,633)
                                                                                    ----------
                                    Consolidated revenues                           $  325,908
                                                                                    ==========

                                    ASSETS:
                                      Total assets for reportable segments          $  585,086
                                      Elimination of inter-company
                                        receivables/payables                            (6,121)
                                      Elimination of investments in subsidiaries       (97,556)
                                                                                    ----------
                                    Consolidated assets                             $  481,409
                                                                                    ==========

    The Company's Canadian operations had revenues for the nine month period ended September 30, 1999 of approximately $25,548,000. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $3,994,000 as of September 30, 1999.


8.       INCOME TAXES

    The Company's provisions for income tax for the three and nine months ended September 30, 2000 reflect US state, local and foreign income taxes, substantially all of which are current. As a result of a net operating loss for financial reporting purposes of approximately $30.0 million for the nine months ended September 30, 2000, no provision has been recorded for US federal income taxes. In accordance with SFAS No. 109, a full valuation allowance has been recorded for such loss carry-forwards of the Company, the benefit of which will be recognized as they become realizable in future periods.


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

In August 1998, we acquired in separate concurrent transactions fourteen companies (the "Founding Companies") engaged principally in the rail system services and products business and we consummated our initial public offering ("IPO") of Common Stock. In November 1998, we acquired two companies (the "1998 Acquired Companies"), in 1999, we acquired fourteen companies or groups of companies (the "1999 Acquired Companies"), and as of September 30, 2000, we had acquired five companies or groups of companies (the "2000 Acquired Companies"). Except for the acquisition of Comstock Holdings, Inc. ("Comstock"), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No. 16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with Staff Accounting Bulletin No. 97 of the SEC because its owners received the largest portion, 34.6%, of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

Our consolidated balance sheet as of September 30, 2000 includes all companies that we acquired as of September 30, 2000. Our statement of operations and statement of cash flows for the nine months ended September 30, 2000 include the results of operations and cash flows of all companies acquired as of December 31, 1999 and the results of operations and cash flows of the applicable 2000 Acquired Companies from each of their respective dates of acquisition during the period. Our consolidated balance sheet as of December 31, 1999 includes all companies that we acquired through December 31, 1999. Our statement of operations and statement of cash flows for the nine months ended September 30, 1999 include the results of operations and cash flows of all companies acquired as of December 31, 1998 and the results of operations and cash flows of the applicable 1999 Acquired Companies from each of their respective dates of acquisition during the period.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

Revenue. Revenue increased $26.5 million, or 19.3%, from $137.4 million for the three months ended September 30, 1999 to $163.9 million for the three months ended September 30, 2000. The increase in revenue for the three months ended September 30, 2000 was due primarily to the addition of revenue from four 1999 Acquired Companies that were acquired subsequent to September 30, 1999 and the five 2000 Acquired Companies.

Transit services revenue increased $9.9 million, or 15.3%, from $64.5 million for the three months ended September 30, 1999 to $74.4 million for the three months ended September 30, 2000. The increase in revenue for the three months ended September 30, 2000 was due primarily to the addition of revenue from the Twigg Corporation, HSQ Technologies, Inc. and Breaking Technologies, Inc. acquisitions.

Rail products and supplies revenue increased $9.7 million, or 69.8%, from $13.9 million for the three months ended September 30, 1999 to $23.6 million for the three months ended September 30, 2000. The increase in revenue for the three months ended September 30, 2000 was due primarily to the addition of revenue from the DuraWood LLC, Western Tar Corporation, Pandrol Jackson switch grinding operation and Hovey Industries, LTD. acquisitions.

Rail track services revenue increased $6.9 million, or 11.7%, from $59.0 million for the three months ended September 30, 1999 to $65.9 million for the three months ended September 30, 2000. The increase in revenue for the three months ended September 30, 2000 was due primarily to the addition of revenue from the W.T. Byler, Inc. acquisition which accounted for an increase of $20.0 million for the quarter offset by a decrease of $8.5 million in revenue related to the downsizing of the current southwestern civil operations. The remaining decrease is a result of the general slowdown in the Class I Railroad market coupled with fewer large construction projects in the Western region.


Gross Profit. Gross profit decreased $2.9 million, or 9.2%, from $31.5 million for the three months ended September 30, 1999 to $28.6 million for the three months ended September 30, 2000. The decrease in gross profit for the three months ended September 30, 2000 was due primarily to the reduction in gross profit associated with a NYCTA project in the Transit Segment that occurred during the third quarter of 1999. This project accounted for a $5.0 million reduction in gross profit from 1999 to 2000. The gross profit percentage decreased from 22.9% for the three months ended September 30, 1999, to 17.4% for the three months ended September 30, 2000. This decrease was the result of the NYCTA project mentioned above.

Transit services gross profit decreased $5.0 million, or 32.1%, from $15.6 million for the three months ended September 30, 1999 to $10.6 million for the three months ended September 30, 2000. The decrease in gross profit for the three months ended September 30, 2000 was due primarily to the reduction in gross profit associated with a NYCTA project that occurred during the third quarter of 1999. This project accounted for a $5.0 million reduction in gross profit from 1999 to 2000. The gross profit percentage decreased from 24.2% for the three months ended September 30, 1999 to 14.2% for the three months ended September 30, 2000. This decrease was the result of the NYCTA project mentioned above.

Rail products and supplies gross profit increased $1.2 million, or 22.6%, from $5.3 million for the three months ended September 30, 1999 to $6.5 million for the three months ended September 30, 2000. The increase in gross profit for the three months ended September 30, 2000 was due primarily to the addition of gross profit from the DuraWood LLC, Western Tar Corporation, Pandrol Jackson switch grinding operation and Hovey Industries, LTD. acquisitions. The gross profit percentage decreased from 38.1% for the three months ended September 30, 1999 to 27.5% for the three months ended September 30, 2000. This decrease was the result of the general slowing in the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

Rail track services gross profit increased $.9 million, or 8.5%, from $10.6 million for the three months ended September 30, 1999 to $11.5 million for the three months ended September 30, 2000. The increase in gross profit for the three months ended September 30, 2000 was due primarily to the addition of gross profit from the W.T. Byler, Inc. acquisition which accounted for an increase of $2.6 million for the quarter offset by a decrease of $1.0 million in gross profit related to the downsizing of the current southwestern civil operations. The remaining decrease is a result of the general slowdown in the Class I Railroad market coupled with fewer large construction projects in the Western region. The gross profit percentage decreased from 18.0% for the three months ended September 30, 1999 to 17.5% for the three months ended September 30, 2000. This decrease was the result of general slowdown in the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $55.2 million, or 397.1%, from $13.9 million for the three months ended September 30, 1999 to $69.1 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses for the three months ended September 30, 2000 was due primarily to the restructuring and other unusual charges of $48.0 million (discussed below) that were recorded during the three months ended September 30, 2000. The remaining $7.2 million increase in selling, general and administrative expenses for the three months ended September 30, 2000 was due to the addition of selling, general and administrative expenses from the nine acquired companies mentioned above. As a percentage of total revenue, selling, general and administrative expenses increased from 10.1% for the three months ended September 30, 1999 to 12.9% for the three months ended September 30, 2000, exclusive of the $48.0 million restructuring and other unusual charges. This increase was the result of the addition of the higher selling, general and administrative cost structures of the acquired companies.

Transit services selling, general and administrative expenses increased $1.8 million, or 48.6%, from $3.7 million for the three months ended September 30, 1999 to $5.5 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses for the three months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the three acquired companies mentioned above. As a percentage of segment revenue, selling, general and administrative expenses increased from 5.7% for the three months ended September 30, 1999 to 7.4% for the three months ended September 30, 2000. This increase was the result of the addition of higher selling, general and administrative cost structures of the acquired companies.

Rail products and supplies selling, general and administrative expenses increased $1.7 million, or 85.0%, from $2.0 million for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses for the three months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the four acquisitions mentioned above. As a percentage of segment revenue, selling, general and administrative expenses increased from 14.4% for the three months ended September 30, 1999 to 15.7% for the three months ended September 30, 2000. This increase was a result of the acquired companies having higher overhead selling, general and administrative cost structures than the existing companies coupled with the initial development expenses to create a centralized administration for the wood division.

Rail track services selling, general and administrative expenses increased $1.2 million, or 28.6%, from $4.2 million for the three months ended September 30, 1999 to $5.4 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses for the three months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the W.T. Byler, Inc. acquisition coupled with the initial development expenses to create centralized administration for the geographic regions of the business. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.1% for the three months ended September 30, 1999 to 8.2% for the three months ended September 30, 2000. This percentage increase was a result of the acquisition and the centralization efforts mentioned above.

Corporate selling, general and administrative expenses increased $2.5 million, or 62.5%, from $4.0 million for the three months ended September 30, 1999 to $6.5 million for the three months ended September 30, 2000, exclusive of the $48.0 million restructuring and other unusual charges discussed below. As a percentage of total revenue, selling, general and administrative expenses increased from 2.9% for the three months ended September 30, 1999 to 4.0% for the three months ended September 30, 2000. The increase in percentage resulted from the development of a much larger overhead structure compared to the prior year in order to manage the anticipated increased size and complexity of the Company's operation.

Our overhead structure has been analyzed and is a focal point of our human resource efficiency program. One component of the charge mentioned below reflects adjustments and cutbacks to our overhead structure which are expected to result in an overall annual savings of approximately $5.0 million company wide beginning in 2001.

Restructuring and Other Unusual Charges. During the third quarter of 2000, the Company's management and Board of Directors substantially completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "Plan") will involve systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around four operating units. The Company intends to reduce its headcount, consolidate certain facilities and identify other synergies and cost reduction opportunities.

Restructuring costs include costs directly related to the Company's Plan. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received on termination. Other exit costs that do not benefit future activities are recognized at the date of commitment to the Plan. These costs must be either incremental to the Plan or represent amounts under contractual obligations which existed prior to the commitment date and have no future economic benefit or result in a penalty to cancel the obligation. Other costs directly related to the restructuring of the Company which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred. Accordingly, the Company expects additional charges in the fourth quarter for employee termination benefits and costs of relocation of personnel and facilities of approximately $2.5 million.

During the three months ended September 30, 2000, the Company incurred $48.0 million restructuring and other unusual charges in connection with the Plan and other events. These charges included approximately $1.9 million of employee termination benefits for those employees who had been identified and notified. These charges also include exit costs related to leased property that will be vacated as part of the Plan and approximately $.6 million for non-cancelable lease costs in excess of the expected sublet income.

In connection with the Plan and in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company also evaluated the future undiscounted cash flows of its businesses to which goodwill relates in order to determine if the carrying value of the goodwill had been impaired. Management's evaluation resulted in a write-off of approximately $14.2 million of goodwill related to two of the Company's acquired businesses, including the downsizing of certain civil operations, because the estimated fair value of these subsidiaries was less than their carrying value.

The Company's Plan also includes a focus on increasing internal cash flow, which will involve, among other things, the acceleration of the settlement of previously disclosed construction claims and other contract exposures, primarily related to contracts completed by RailWorks' predecessor company, Comstock Holdings, Inc. Management has estimated the recoverability of the recognized accounts receivable and costs and estimated earnings in excess of billings on these contracts under revised settlement scenarios and, as a result, has recorded a charge of approximately $23.2 million to reflect their anticipated net realizable value. The charge also includes the anticipated cost of arbitration/litigation related to these matters and is net of the write off of approximately $2.8 million of negative goodwill related to the now closed west coast operations of the Company's predecessor, which performed a majority of the construction claim projects.

The Company's Plan includes the suspension of its acquisition program. As such, approximately $1.1 million of due diligence costs related to several acquisitions that were not consummated have been expensed in the three months ended September 30, 2000.

Also during the three months ended September 30, 2000, the Company terminated discussions regarding the potential sale of the Company to an investor group. Approximately $3.1 million of costs associated with this potential transaction were expensed in September 2000.

In connection with various agreements, (the "Agreements") certain officers and executives of the Company (the "Executives") have issued promissory notes to the Company in the aggregate amount of $6.7 million (the "Notes"), which are included in Other Assets in the accompanying balance sheet. Such Notes are collateralized solely by shares of the Company's common stock owned by the Executives. The Notes are due June 30, 2005. Generally, repayment of the Notes is not required until or unless the per share price of the Company's common stock achieves 1.5 times its initial public offering price, or approximately $18 per share. The Notes bear interest at the Company's incremental borrowing rate, as defined in the Agreements. Payment of interest for 1999 was forgiven by the Company, and, the Company has not recorded interest income relating to the Notes during 2000. The Executives have certain rights, as defined in the Agreements, including forgiveness of the indebtedness in connection with a change in control of the Company, and certain personal income tax indemnifications

The recent decline in market price of the Company's common stock has increased the uncertainty regarding the ultimate repayment of the Notes. Pending completion of the restructuring plan of the Company, no decision regarding any further modification of the

Agreements terms has been made; however, due to the uncertainty regarding the ultimate realizability of the Notes, the Company has recorded a valuation allowance of $3.3 million to reflect its current estimate of the fair value of the promissory notes. The charge is included in the restructuring and other unusual charges.

Also included in the restructuring and other unusual charges is approximately $.6 million for settlement of certain non-contract related claims against the Company and the uninsured portion of a third quarter fire loss incurred at one of the Company's facilities.

The calculation of the restructuring and other unusual charges is based on estimates using the best information currently available to management. The Company's restructuring plan is not complete and changes in estimates may be possible in the near term.


Interest Expense. Interest expense increased $4.7 million, or 79.7%, from $5.9 million for the three months ended September 30, 1999 to $10.6 million for the three months ended September 30, 2000. The increase in interest expense for the three months ended September 30, 2000 was due primarily to the increase in average total debt outstanding of $231.0 million for the three months ended September 30, 1999 at an effective combined interest rate of 10.2% to $375.0 million for the three months ended September 30, 2000 at an effective interest rate of 11.3%. The increase in the effective rate was the result of having a full quarter of high yield debt in 2000 at an effective interest rate of 11.5% compared to $50.0 million of debt at the lower revolver debt interest rates during 1999. General interest rates have risen during this period also which adversely effects our variable rate debt.


Taxes. Income taxes decreased $7.6 million from a provision of $4.6 million for the three months ended September 30, 1999 to a benefit of $3.0 million for the three months ended September 30, 2000. The decrease in income taxes is primarily related to a revised overall tax provision for the year, considering the $48.0 million restructuring and other unusual charges recorded in the third quarter of 2000.


Net Income. Net income decreased $55.6 million from a profit of $7.7 million for the three months ended September 30, 1999 to a loss of $47.9 million for the three months ended September 30, 2000, as a result of the items mentioned above.



Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

Revenue. Revenue increased $118.1 million, or 36.2%, from $ 325.9 million for the nine months ended September 30, 1999 to $444.0 million for the nine months ended September 30, 2000. The increase in revenue for the nine months ended September 30, 2000 was due primarily to the addition of revenue from four 1999 Acquired Companies that were acquired subsequent to September 30, 1999 and the five 2000 Acquired Companies.

Transit services revenue increased $25.8 million, or 14.3%, from $180.8 million for the nine months ended September 30, 1999 to $206.6 million for the nine months ended September 30, 2000. The increase in revenue for the nine months ended September 30, 2000 was due primarily to the addition of revenue from the Twigg Corporation, HSQ Technologies, Inc. and Breaking Technologies, Inc. acquisitions.

Rail products and supplies revenue increased $25.6 million, or 74.9%, from $34.2 million for the nine months ended September 30, 1999 to $59.8 million for the nine months ended September 30, 2000. The increase in revenue for the nine months ended September 30, 2000 was due primarily to the addition of revenue from the DuraWood LLC, Western Tar Corporation, Pandrol Jackson switch grinding operation and Hovey Industries, LTD. acquisitions.

Rail track services revenue increased $66.7 million, or 60.1%, from $110.9 million for the nine months ended September 30, 1999 to $177.6 million for the nine months ended September 30, 2000. The increase in revenue for the nine months ended September 30, 2000 was due primarily to the addition of revenue from the W.T. Byler, Inc. acquisition.


Gross Profit. Gross profit increased $18.6 million, or 27.4%, from $67.9 million for the nine months ended September 30, 1999 to $86.5 million for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2000 was due primarily to the addition of gross profit from the four 1999 Acquired Companies that were acquired subsequent to

September 30, 1999 and the five 2000 Acquired Companies, offset by the reduction in gross profit associated with a NYCTA project in the Transit Segment that occurred during the third quarter of 1999. This project accounted for a $5.0 million reduction in gross profit from 1999 to 2000. The gross profit percentage decreased from 20.8% for the nine months ended September 30, 1999 to 19.5% for the nine months ended September 30, 2000. This decrease was the result of the NYCTA project mentioned above.

Transit services gross profit increased $2.5 million, or 8.0% from $31.1 million for the nine months ended September 30, 1999 to $33.6 million for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2000 was due primarily to the addition of gross profit from the three acquired companies offset by the reduction in gross profit for the NYCTA project mentioned above. The gross profit percentage decreased from 17.2% for the nine months ended September 30, 1999 to 16.3% for the nine months ended September 30, 2000. This decrease was the result of the NYCTA project mentioned above.

Rail products and supplies gross profit increased $5.7 million, or 43.5%, from $13.1 million for the nine months ended September 30, 1999 to $18.8 million for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2000 was due primarily to the addition of gross profit from the DuraWood LLC, Western Tar Corporation, Pandrol Jackson switch grinding operation and Hovey Industries, LTD. acquisitions. The gross profit percentage decreased from 38.3% for the nine months ended September 30, 1999 to 31.4% for the nine months ended September 30, 2000. This decrease was the result of the general slowing in the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

Rail track services gross profit increased $9.3 million, or 39.2%, from $23.7 million for the nine months ended September 30, 1999 to $33.0 million for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2000 was due primarily to the addition of gross profit from the W.T. Byler, Inc. acquisition. The gross profit percentage decreased from 21.4% for the nine months ended September 30, 1999 to 18.6% for the nine months ended September 30, 2000. This decrease was the result of the general slowdown in the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $62.7 million, or 175.6%, from $35.7 million for the nine months ended September 30, 1999 to $98.4 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the nine months ended September 30, 2000 was due primarily to the restructuring and other unusual charges of $48.0 million (discussed above) that were recorded during the nine months ended September 30, 2000. The remaining $14.7 million increase in selling, general and administrative expenses for the nine months ended September 30, 2000 was due to the addition of selling, general and administrative expenses from the nine acquisitions mentioned above. As a percentage of revenue, selling, general and administrative expenses increased from 11.0% for the nine months ended September 30, 1999 to 11.4% for the nine months ended September 30, 2000, exclusive of the $48 million restructuring and other unusual charges. This increase was the result of the addition of the higher selling, general and administrative cost structures of the acquired companies.

Transit services selling, general and administrative expenses increased $3.2 million, or 28.6%, from $11.2 million for the nine months ended September 30, 1999 to $14.4 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the nine months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the three acquired companies mentioned above. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.2% for the nine months ended September 30, 1999 to 7.0% for the nine months ended September 30, 2000. This increase was the result of the addition of higher selling, general and administrative cost structures of the acquired companies.

Rail products and supplies selling, general and administrative expenses increased $4.1 million, or 77.4%, from $5.3 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the nine months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the four acquisitions mentioned above. As a percentage of segment revenue, selling, general and administrative expenses increased from 15.5% for the nine months ended September 30, 1999 to 15.7% for the nine months ended September 30, 2000. This increase was a result of the acquired companies having higher overhead selling, general and administrative cost structures than the existing companies coupled with the initial development expenses to create a centralized administration for the wood division.

Rail track services selling, general and administrative expenses increased $4.2 million, or 42.9%, from $9.8 million for the nine months ended September 30, 1999 to $14.0 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses for the nine months ended September 30, 2000 was due primarily to the addition of selling, general and administrative expenses from the W.T. Byler, Inc. acquisition coupled with the initial development expenses to create centralized administration for the geographic regions of the business. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.8% for the nine months ended September 30, 1999 to 7.9% for the nine months ended September 30, 2000. This decrease was a result of reduced headcount associated with our southwestern civil operation as well as the benefits derived from generating a higher volume of sales with fixed or reducing overhead.

Corporate selling, general and administrative expenses increased $3.2 million, or 34.0%, from $9.4 million for the nine months ended September 30, 1999 to $12.6 million for the nine months ended September 30, 2000, exclusive of the $48 million of restructuring and other unusual charges mentioned above. The increase was due to the fact that the selling, general and administrative expenses for the nine months ended September 30, 2000, was due primarily to the increased level of overhead assembled to administrate the larger operation in 2000 and going forward with anticipated expansion and continued acquisition plans than had existed in 1999. As a percentage of total revenue, selling, general and administrative expenses remained relatively constant at 2.9% for the nine months ended September 30, 1999 and 2.8% for the nine months ended September 30, 2000, exclusive of the $48 million of restructuring and other unusual charges mentioned above.

Restructuring and Other Unusual Charges. During the third quarter of 2000, the Company's management and Board of Directors substantially completed a strategic review of RailWorks' operations and recorded restructuring and other unusual charges of $48.0 million as discussed above.


Interest Expense. Interest expense increased $14.6 million, or 117.7%, from $12.4 million for the nine months ended September 30, 1999 to $27.0 million for the nine months ended September 30, 2000. The increase in interest expense for the nine months ended September 30, 2000 was due primarily to the increase in average total debt outstanding of $191.0 million for the nine months ended September 30, 1999 at an effective combined interest rate of 8.7% to $353.0 million for the nine months ended September 30, 2000 at an effective interest rate of 10.2%. The increase in the effective rate was the result of having a full year of high yield debt in 2000 at an effective interest rate of 11.5% compared to debt at the lower revolver debt interest rates during 1999. General interest rates have risen during this period also which adversely effects our variable rate debt.


Taxes. Income taxes decreased $5.1 million from a provision of $8.1 million for the nine months ended September 30, 1999 to a provision of $3.0 million for the nine months ended September 30, 2000. The decrease in income taxes is primarily related to a revised overall tax provision for the year, considering the $48.0 million restructuring and other unusual charges recorded in the third quarter of 2000. The remaining $3.0 million provision reflects state, local and foreign income tax.


Net Income. Net income decreased $53.7 million, from a profit of $13.5 million for the nine months ended September 30, 1999 to a net loss of $40.2 million for the nine months ended September 30, 2000, as a result of the items mentioned above.



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

    LIQUIDITY AND CAPITAL RESOURCES

Working Capital. At September 30, 2000, we had working capital of approximately $152.7 million. Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $20.2 million. Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $48.7 million, which consisted primarily of cash payments for acquisitions and cash payments in satisfaction of earn-out obligations related to prior acquisitions. Net cash provided by financing activities for the nine months ended September 30, 2000 was approximately $79.0 million, which included borrowings of approximately $147.6 million, offset by debt repayment of approximately $63.4 million.

Capital expenditures were $20.9 million and $11.8 million for the nine months ended September 30, 2000 and 1999, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenue, are expected to decrease compared to those of the past three fiscal years.

Working capital is, and acquisitions have been, financed with funds from operations together with borrowings under our credit facilities. We have a $100 million amortizing term loan that matures on September 30, 2006 and a $150 million revolving credit facility that matures on November 5, 2004. The credit facilities are secured by a first lien on all of the capital stock of our subsidiaries and certain assets of our domestic subsidiaries. The credit facilities contain a negative pledge on all of our domestic subsidiaries' assets as well as other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at our option, at an interest rate equal to
(1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 250 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or (2) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 125 basis points based on the ratio of Funded Debt to EBITDA. We may also finance future acquisitions with shares of common stock and other contingent consideration. Borrowings under the term loan interest, at our option, at an interest rate equal to (1) LIBOR plus 350 basis points or (2) the Alternative Base Rate (ABR) plus 1.75%.

Credit Agreement. On April 28, 2000, the Company entered into a $250.0 million Amended and Restated Credit Agreement (the "Credit Agreement"). At September 30, 2000, the Company had an aggregate of $173.1 million of borrowings outstanding under the Credit Agreement, which bore interest at a weighted average rate of 9.75% per annum at such date, and had aggregate borrowing availability under the Credit Agreement of $76.4 million.

Because the Company would have been in violation of three financial covenants in the Credit Agreement as of September 30, 2000, the Company obtained a waiver of these covenants from the lenders that was effective from October 10, 2000, through November 10, 2000 ("the First Waiver"). Pursuant to the First Waiver, the Company was granted a $5 million increase in funding availability under an adjusted borrowing base. The First Waiver also increased the interest cost for all borrowings under the Credit Agreement by 0.75% per annum. It was subsequently determined that the Company might also not be in compliance with the minimum net worth and borrowing base requirements of the Credit Agreement, as of September 30, 2000. As a result the Company obtained a second waiver that is effective from September 30, 2000 through December 15, 2000 ("the Second Waiver"). Pursuant to the Second Waiver, the Company has been granted a $10 million increase in funding availability under an adjusted borrowing base. The Second Waiver maintains the increase in interest cost that was established in the First Waiver but adds an "over-advance premium" of 1.25% per annum on any borrowings that exceed the borrowing base. The Company has paid to the lenders fees aggregating $750,000 in connection with the First and Second Waivers, which will be credited against any fees payable to the lenders in connection with any amendment. As a result of the foregoing, the Company is not currently in violation of any covenants contained in the Credit Agreement.

The Company is in the process of negotiating an amendment to the Credit Agreement. Although the Company believes that it will be able to negotiate the necessary amendment with its lenders, there can be no assurance that it will be able to do so or that the terms of an amended Credit Agreement will be as favorable as those currently contained in the Credit Agreement. Any amendment to the Credit Agreement must be approved by lenders holding more than 50% of the commitments under the Credit Agreement. In the absence of a further waiver or an amendment to the Credit Agreement, after December 15, 2000, the lenders would be entitled to exercise all of their rights under the Credit Agreement including, without limitation, declaring all amounts outstanding under the Credit Agreement immediately due and payable and/or exercising their rights with respect to the collateral which consists of, among other things, substantially all of the real and personal property of the Company and its subsidiaries. If the Company is unable to obtain a further waiver or amendment to the Credit Agreement, the Company may not have sufficient cash to meet its working capital, debt service and capital expenditure needs beyond December 15, 2000, in which case the Company may be required to obtain financing from other sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. Consequently, the inability to obtain any such waiver, amendment or alternative financing would have a material adverse effect on the Company's financial condition and results of operations.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of September 30, 2000, interest rate exposure has been principally limited to approximately $173.1 million of long-term debt outstanding at September 30, 2000 under our credit facilities. All of that debt bears interest at rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $866,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of September 30, 2000.

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

                  None.

Item 3.     Default Upon Senior Securities

                  None.

Item 4.     Submission of Matters to a Vote of Security Holders

                  None.

Item 5.     Other Information


                  None.

Item 6.           Exhibits and Reports on Form 8-K

         a)       Exhibit List:

                  27.1 - Financial Data Schedule (for SEC filing purposes only)

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              RailWorks Corporation



                                              /s/ Edward M. Cumberledge
                                              --------------------------
                                              By: Edward M. Cumberledge
                                              Senior Vice President and
                                              Chief Financial Officer

Date:  November 10, 2000

                                 EXHIBIT INDEX

                                                                                          SEQUENTIALLY
NUMBER                                         EXHIBIT                                    NUMBERED PAGE
------                                         -------                                -----------------
 27.1           -- Financial Data Schedule (for SEC filing purposes only)                   34