Form 10-K405
period 2000-12-31
RAILWORKS CORP
filed 2001-03-27
CIK 1061857

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM              TO
                                      -------------    ------------

                         COMMISSION FILE NUMBER: 0-24639

                              RAILWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     58-2382378
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   6225 SMITH AVENUE, SUITE 200                           21209
        BALTIMORE, MARYLAND                             (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (410) 580-6000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 15, 2001 (based on the closing sale price of the Registrant's Common Stock as reported on The Nasdaq Stock Market on such date) was approximately $32.8 million.

         As of March 15, 2001, the registrant had 15,369,759 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2000 are incorporated by references in Part I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
                                     PART I
Item 1.      Business                                                   4
Item 2.      Properties                                                10
Item 3.      Legal Proceedings                                         11
Item 4.      Submission of Matters to a Vote of Security Holders       11

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related         11
             Stockholder Matters
Item 6.      Selected Financial Data                                   11
Item 7.      Management's Discussion and Analysis of Financial         13
             Condition and Results of Operations
Item 7A.     Quantitative and Qualitative Disclosures About            24
             Market Risk
Item 8.      Financial Statements and Supplementary Data               24
Item 9.      Changes in and Disagreements with Accountants on          24
             Accounting and Financial Disclosure

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant        25
Item 11.     Executive Compensation                                    26
Item 12.     Security Ownership of Certain Beneficial Owners           26
             and Management
Item 13.     Certain Relationships and Related Transactions            26

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and  Reports     26
             on Form 8-K

                                     PART I


ITEM 1.    BUSINESS

         Unless the context otherwise requires, "we," "us," "our" or "RailWorks" refers to the business of RailWorks Corporation and its subsidiaries.

COMPANY OVERVIEW

         Our company was formed in March 1998. In August 1998, we acquired in separate concurrent transactions 14 groups of companies engaged principally in the rail system services and products business and we consummated our initial public offering, which we refer to as the IPO. We refer to these groups of companies as the Founding Companies. Since August 1998 through December 31, 2000, we acquired an additional 21 companies or groups of companies. At December 31, 2000, we streamlined the structure of RailWorks by reducing the number of individual operating companies through various mergers and dissolutions.

         We are a leading provider of integrated rail system services and products to a diverse base of customers throughout North America. We provide a full range of rail-related services and products on a "turnkey" basis throughout North America and offer rail system solutions under the "RailWorks" brand. We provide:

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

SERVICES AND PRODUCTS

         We operate in three business lines:

         -        transit services;

         -        rail track services; and

         -        rail products and supplies.

         Information with respect to segment operations and segment financial conditions as of and for the year ended December 31, 2000 is set forth in Note 18 of our Consolidated Financial Statements, which is incorporated herein by reference.

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

         In addition, we leverage our knowledge of transit systems to provide cost-effective mechanical services, including installation of heating and air conditioning systems, ventilating and pump rooms, fan chambers, elevators and escalators. We have experience with rubber tired vehicular people mover systems, for which we have installed concrete guided trackway, power guide beams, central guidance rails, walkways and handrails.

         The duration and size of our transit contracts vary greatly depending on the scope of the project. Contracts for work on large-scale transit projects can exceed $100 million in value and take four or more years to complete. We have performed installations for most of the country's major transit authorities, including those in Atlanta, Boston, Chicago, Los Angeles, New York, Philadelphia, Portland (Oregon), San Diego, San Francisco, St. Louis and Washington, D.C. We generally perform our services as either a prime contractor directly to the transit agencies or as a subcontractor to large civil engineering companies or equipment manufacturers.

         Contracts with transit authorities are competitively bid and awarded on a fixed price basis generally to the lowest bidder. As a result, we focus our business to:

         - provide accurate bid estimating to both win contracts and ensure a profit, and

         - monitor costs to ensure that projects are completed on time and within budget.

         Our bid preparation and submission process is highly involved and draws on the expertise of many individuals within RailWorks. We carefully consider a variety of factors, including material prices, local labor rates and practices, our knowledge of the work site and practices of the transit authorities. We have a rigorous project review process that continually monitors the incurred labor and material costs against an initial plan in order to minimize overruns.

         As an outgrowth of our transit-related business, we also perform commercial real estate electrical installation work in the New York City metropolitan area and industrial electrical installation work throughout the United States. Contracts for these projects are pursued on an opportunistic basis; that is, when we have resources available and can realize attractive returns.

Rail Track Services

         Our rail track services business consists of providing rail design, construction and maintenance services to Class I, regional and shortline railroads and industrial companies with on-site rail infrastructure. Rail design is a highly specialized discipline and only a limited number of companies provide these services. We utilize our rail design capabilities to facilitate access to rail track construction and maintenance projects. By having the ability to provide integrated design-build services, we have been successful in increasing our project flow.

         Our rail track services primarily involve the construction of main line segments, passing sidings, rail yards, connector segments between railroads and industrial sites, turnouts and track and road intersections. Track maintenance is generally provided under annual and multi-year contracts with customers. Maintenance contracts provide recurring revenues and give us access to new track projects from the same customer. Additional rail track services include the removal of tracks that are no longer in use, switch grinding, railcar switching and track equipment repair for railroads and rail transit agencies.

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

         We provide our rail services on a nationwide basis through a network of regional operating centers. In contrast, most of our rail track services competitors are focused on one geographic region. We believe that this results in a competitive advantage for us due to our presence in virtually all regional markets and our ability to direct equipment and labor resources to regions with higher demand. We also maintain track and track material inventory at most of our locations. By coordinating information across our network we are able to maximize inventory utilization and improve supply for projects in different regions.

Rail Products and Supplies

         Our rail products and supplies business consists of specialty wood and concrete products, rail fastening systems and specialized track maintenance services. We sell our rail products and supplies directly to contractors (including our own subsidiaries) and to Class I, regional and shortline railroads that perform their own track installation and maintenance. Some of our products are used in non-rail applications such as highway construction (precast concrete structures) and decorative landscaping (used wood ties).

         We provide full service handling of specialty wood products used by railroads. Our wood products, which we manufacture in five of our facilities, include cross ties and switch and bridge timbers. Our wood treating operations consist of pressure-treating pre-cut hardwood beams to provide weather-proofing. Treated cross-ties and timbers are used for securing rail for tracks or assembled to construct bridge support structures. In addition, we operate five facilities that prepare used, treated wood products for disposition utilizing a proprietary technology.

         We manufacture concrete products, which consist primarily of pre-cast structural components for bridges and other support structures. Our concrete operations consist of pouring mixed concrete into large molds to create specialized structural support components.

         We also design and manufacture rail fastening systems, which are primarily used in overhead and portal crane rail applications.

         Our product capabilities provide us with an advantage in supplying our track construction and maintenance operations. This is particularly important in the context of wooden cross-ties as the market has experienced shortages in the past. There are a limited number of cross-tie manufacturing facilities in North America due to stringent environmental regulations. We have also developed strong customer relationships through product sales, particularly with Class I, regional and shortline railroads.

ACQUISITIONS/DISPOSITIONS

         We believe that, through the acquisition program that has been executed by RailWorks since its formation, we have established RailWorks as one of the few companies capable of providing its range of products and services throughout North America. In September 2000, we suspended our active acquisition program and re-directed our efforts to optimizing the efficiency of our operations and improving strategic focus. As a result, we have determined that those operations which do not enhance the opportunity for achievement of our long-term strategic goals should be sold.

         During 2000 and for the period of 2001 prior to the date of preparation of this report, we acquired or disposed of the following companies:

                                                                  FISCAL 1999
   TRANSACTION                NAME OF            ACQUISITION/     REVENUE ($)
      DATE                    COMPANY            DISPOSITION     (in millions)      HEADQUARTERS      BUSINESS LINE
----------------    ---------------------------  ------------    -------------   ------------------  ---------------
April 2000          Breaking Technology &         Acquisition          3.0       New York, NY        Transit services
                    Equipment, Inc.

May 2000            Hovey Industries, Ltd.        Acquisition          7.0       Gloucester, Ont.    Rail products
                                                                                 Canada              and services

May 2000            The Western Tar Products      Acquisition         15.0       Terre Haute, IN     Rail products
                    Corporation                                                                      and services

June 2000           HSQ Corporation               Acquisition         25.0       South San           Transit services
                                                                                 Francisco, CA

July 2000           Advanced Railroad             Acquisition          2.0       Prairieville, LA    Track services
                    Specialties, Inc.

February, 2001      FCM Rail, Ltd.                Disposition          5.6       Detroit, MI         Rail products
                                                                                                     and services

SOURCES OF SUPPLY

         Our transit services group purchases equipment from a limited number of suppliers. These suppliers include primarily manufacturers of communications, electrification and signaling and control equipment and systems for rail applications. Our rail track services business sources rail and other track materials (primarily metal components such as plates and spikes) from

         -        the reclamation of existing track that is no longer in use,

         -        track materials brokers and

         -        manufacturers.

         We purchase new rail from a limited number of suppliers. New rail is generally installed only on main lines, where the track may carry high volumes of heavy traffic at high speeds. Over time, rail is removed, inspected and, if in the appropriate condition, refurbished for sale as "re-lay" rail. Re-lay rail is typically installed on secondary (non-main line) tracks, as well as yard or branch tracks. Total rail life before scrapping may be as long as 60 years. We also purchase a large volume of re-lay rail that is refurbished by third parties for resale.

         Similarly, we regularly purchase entire sections of track that are removed and subsequently disassembled at our facilities. We inspect the various track components -- rail, ties and accessories -- and place items into our inventory (either in their "as removed" condition or after being refurbished by third parties) or sell these items for scrap.

         We also process creosote-treated wooden ties. These operations include the purchase of raw lumber, trimming the lumber to specified sizes, pressurized impregnation of the lumber with creosote preservative and finishing of the ties (which could include the pre-drilling of spike holes and the attachment of plates, as specified by the customer).

         We believe we can purchase materials in sufficient quantities to permit us to realize purchasing economies and discounts from our suppliers. Historically, the cost of the lumber used to produce wooden ties, steel used to produce rail and copper used to produce electrical wiring has fluctuated significantly due to market and industry conditions. Increasing demand for these raw materials may result in cost increases. We may not be able to recoup any such increases by increasing the prices of our products. Further, a reduction in availability of lumber, steel or copper could have an adverse effect on our business, financial condition and results of operations.

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

CUSTOMERS

         The following table lists our top four customers for 2000 (by revenue recognized) for each of our lines of business:

                  TRANSIT SERVICES:
                  New York City Transit Authority             $105,108,000
                  Dick Corporation                              22,817,000
                  Turner Construction                           17,684,000
                  City and County of San Francisco              10,312,000

                  RAIL TRACK SERVICES:
                  Union Pacific Railroad                       $22,570,000
                  Kansas City Southern                          15,840,000
                  Louisiana Department of Transportation         7,896,000
                  Hensel Phelps                                  6,505,000

                  RAIL PRODUCTS AND SUPPLIES:
                  Burlington Northern & Santa Fe                $3,114,000
                  Jensen Construction Co.                        1,617,000
                  Ferguson Prestress                             1,240,000
                  AmericanStone-Mix, Inc.                        1,227,000

         We derived approximately 37.4% of our revenue for the year ended December 31, 2000 from our top ten customers. Approximately 17.1% of our 2000 revenue was derived from projects undertaken for the NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations. No customer other than NYCTA accounted for more than 3.7% of our revenue for the year ended December 31, 2000.

BACKLOG

         At December 31, 2000, our total order backlog was approximately $897 million, of which 78.1% represents backlog under transit services group contracts. At December 31, 1999, our total order backlog was approximately $750 million, of which 72.6% represented backlog under transit services group contracts. Our backlog is not necessarily indicative of total future revenue. We expect to recognize revenue of approximately 60% of our ending 2000 backlog during 2001.

COMPETITION

         The rail system services and products industry is highly competitive, and projects are often awarded through competitive bidding. We compete with other rail system services, rehabilitation and maintenance companies, electrical contractors and suppliers of products. Certain competitors have significantly greater resources than we do, provide a broad range of services and products and have sufficient bonding capacity to undertake large projects. We compete on the basis of our breadth of services and products, ability to take on large projects and nationwide presence. Any inability to compete successfully against future competitors would have a material adverse effect on our business, results of operations and financial condition. Moreover, we may depend in part upon opportunities for consolidation in the rail system services and products industry in order to execute effectively our business strategy. If our customers do not respond favorably to our strategy, they have numerous alternative sources of services and supply.

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

         Transit Regulations. The FTA regulates certain aspects of rail transit operations and provides significant funding for rail transit construction and operations. On June 9, 1998, the President signed the Transportation Equity Act for the 21st Century ("TEA 21"), a six-year surface transportation program that represents a significant development in federal funding of rail transit programs. TEA 21, the largest infrastructure funding bill in U.S. history, authorizes funding for transit in the amount of $42 billion through 2003. This authorization is over 50% more than the funding under the 1991 Intermodal Surface Transportation Efficiency Act, whose funding has expired.

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

EMPLOYEES

         As of December 31, 2000, we employed approximately 3,320 employees. We believe that our relations with our employees are good.

         Approximately 55% of our employees are members of labor unions and are employed pursuant to collective bargaining agreements. Certain of our operating companies are parties to collective bargaining agreements with the International Brotherhood of Electrical Workers, Laborers' International Union of North America, the International Union of Operating Engineers, United Brotherhood of Carpenters and Joiners of America and the United Brotherhood of Teamsters. Certain of our customers only hire unionized labor. Our largest collective bargaining agreement, covering approximately 1,000 employees, expires in June 2001. We have not experienced any work stoppages in the past five years.

INFORMATION TECHNOLOGY SYSTEMS

         We have installed the basic elements of an integrated information technology system that is being utilized by each of our operating companies for a variety of purposes; including monitoring inventory levels, tracking the progress of construction projects and integrating our financial, general ledger, payables and receivables functions. In addition, we have networked our corporate offices to the offices of our operating companies and are currently working on the upgrade of selected features of the system. We expect upgrading of our information technology systems to be a continuous process.

ITEM 2.    PROPERTIES

         Our corporate offices currently consist of approximately 15,000 square feet of leased space in a suburb of Baltimore, Maryland. In addition to our corporate offices, we lease or own numerous facilities throughout the United States and Canada. These facilities consist of local offices, storage yards, distribution facilities, warehouses and manufacturing and wood processing plants. We believe our existing facilities are sufficient to meet the existing demand for our services and that our facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved, either as a plaintiff or a defendant, in routine legal proceedings incidental to the conduct of our business. In addition, on January 3, 2001, Steven G. Hutchinson, Douglas W. Hutchinson and C. C. Hutchinson commenced an action against Neosho Incorporated ("Neosho," a subsidiary of the Company) and the Company in the District Court of Shawnee County, Kansas. Plaintiffs allege breach of the contract between plaintiffs and the Company, dated June 3, 1999, pursuant to which the Company purchased all of the stock of Neosho (the "SPA"), and the related employment agreements between each of the plaintiffs and Neosho. In addition, plaintiffs allege fraudulent misrepresentation arising out of the same transaction. The total amount claimed by plaintiffs cannot be determined at this time but could exceed $5 million if plaintiffs are successful on all counts. The Company has denied all allegations and has asserted counterclaims for indemnification under the SPA which, if successful, would result in a recovery by the Company in the maximum amount allowed under the SPA ($8 million). In the opinion of management, the litigation to which we are currently a party is not likely, individually or in the aggregate, to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock has been traded on the Nasdaq National Market since July 29, 1998, under the symbol of "RWKS".

         Our initial public offering price was $12.00 per share. The following table sets forth the range of high and low closing prices for the Common Stock on the Nasdaq National Market for the periods indicated:

                                  Year ended December 31,      Year ended December 31,      Year ended December 31,
                                  -----------------------    -------------------------   ---------------------------
                                           2001                         2000                        1999
                                  -----------------------    -------------------------   ---------------------------
                                    High           Low         High             Low        High               Low
                                  --------       --------    --------        ---------   --------          ---------
               Fourth quarter          --           --       $  3.375         $1.5312     $ 11.00            $8.25
               Third quarter           --           --          10.50          3.4375      10.375             8.75
               Second Quarter          --           --          10.75           8.125       12.00             9.25
               First Quarter       2.8125         1.50        12.3125           9.375       11.50             7.75

         As of March 15, 2001, there were 135 holders of record of our Common Stock.

         We have not paid dividends on our Common Stock since inception. The payment of dividends in the future, if any, will be determined by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data with respect to the Company and is qualified by reference to the Consolidated Financial Statements and Notes thereto included in Part IV hereof.

                                                      RAILWORKS                             PREDECESSOR
                                                                                              COMPANY
                                                              YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        2000(4)         1999(3)         1998(2)         1997(1)       1996(1)
                                       ---------       ---------       ---------       ---------     ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue                                $ 614,037       $ 468,105       $ 212,533       $ 153,610     $ 188,767
Cost of revenue
                                         500,604         369,083         182,817         136,678       169,303
Gross profit
                                         113,433          99,022          29,716          16,932        19,464
Selling, general and
 administrative expenses
                                          71,609          50,434          19,145          13,520        16,418
Restructuring and other unusual
 charges (6)
                                          63,338              --              --              --            --
Non-recurring expenses
                                              --              --          19,965              --            --
Transaction fees
                                              --              --           1,281              --            --
Operating income (loss)
                                         (21,514)         48,588         (10,675)          3,412         3,046
Interest expense
                                         (37,888)        (20,054)         (2,334)         (1,761)       (2,023)
Interest and other income
                                           2,282           2,615           1,634             975           476
Income (loss) before income taxes
                                         (57,120)         31,149         (11,375)          2,626           558
Net income (loss)
                                         (59,995)         20,086         (12,847)          1,428            58
Basic earnings (loss) per share
                                           (4.04)           1.44           (1.67)            .48            --
Diluted earnings (loss) per share
                                           (4.04)           1.31           (1.67)            .48            --


                                                      RAILWORKS                             PREDECESSOR
                                                                                              COMPANY
                                                                AS OF DECEMBER 31,
                                       ----------------------------------------------------------------------
                                        2000(4)         1999(3)         1998(2)         1997(1)      1996(1)
                                       ---------       ---------       ---------       ---------    ---------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (5)                     $119,980       $119,270        $ 67,391         $26,500     $19,257

Total assets
                                         618,846        571,657         228,636          68,352      84,344
Total debt
                                         380,899        294,431          51,504          15,004      24,890
Stockholders' equity
                                          85,005        135,881         110,008           1,438      16,990

----------------

(1) The selected historical consolidated financial data as of and for the fiscal years ended December 31, 1996 and 1997 are derived from the financial statements of Comstock Holdings, Inc., and its predecessor,
         L. K. Comstock & Company, Inc., for the respective periods. For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies, as defined below) was identified as the "Accounting Acquirer" consistent with the requirements of SAB No. 97 of the SEC. All other acquisitions have been accounted for as purchases in accordance with APB No. 16.

(2) The selected historical consolidated financial data as of and for the year ended December 31, 1998 are derived from our Consolidated Financial Statements, which are comprised of financial data of:

         - Comstock Holdings, Inc., the Accounting Acquirer, for the year ended December 31, 1998;

         - the 14 groups of companies which are engaged principally in the rail system services and products business and which were acquired in August 1998 in separate concurrent transactions (the "Founding Companies"), other than Comstock Holdings, Inc., for the period from August 1, 1998 through December 31, 1998; and

         - the two companies we acquired in November 1998 (the "1998 Acquired Companies") from each of their respective dates of acquisition through December 31, 1998.

(3) The selected historical consolidated financial data as of and for the year ended December 31, 1999 are derived from our Consolidated Financial Statements, which are comprised of financial data of all companies that we owned as of January 1, 1999 and companies we acquired during 1999 from each of their respective dates of acquisition through December 31, 1999.

(4) The selected historical consolidated financial data as of and for the year ended December 31, 2000 are derived from our Consolidated Financial Statements, which are comprised of financial data of all companies that we owned as of January 1, 2000 and companies we acquired during 2000 from each of their respective dates of acquisition through December 31, 2000.

(5) Working capital is the sum of cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, net deferred taxes and other current assets, less the sum of cash overdrafts, current maturities of long-term debt, accounts payable and accrued liabilities, accrued payroll and related withholdings, billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities.

(6) During the third and fourth quarters of 2000, the Company's management and Board of Directors conducted and completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "Plan") involves systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around three lines of business. During the year ended December 31, 2000, the Company incurred $63.3 million of restructuring and other unusual charges in connection with the Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in Part IV hereof.

GENERAL

         We were formed in March 1998 to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance and related products. We primarily perform services pursuant to contracts for the completion of specific projects, some of which take up to five years to complete. On most projects, we contract directly with rail system operators, while on other projects we act as a subcontractor.

         In August 1998, we acquired, in separate concurrent transactions, fourteen companies (the "Founding Companies") engaged principally in the rail system services and products business and we consummated our initial public offering ("IPO") of Common Stock. In November 1998, we acquired two companies (the "1998 Acquired Companies"); in 1999, we acquired fourteen companies or groups of companies (the "1999 Acquired Companies"); and in 2000, we acquired five companies or groups of companies (the "2000 Acquired Companies"). Except for the acquisition of Comstock Holdings, Inc. ("Comstock"), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No. 16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with Staff Accounting Bulletin No. 97 of the SEC because its owners received the largest portion, 34.6% of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

         Our consolidated balance sheet as of December 31, 2000 includes all companies that we owned as of December 31, 2000. Our consolidated statements of operations and cash flows for the year ended December 31, 2000 include the results of operations and cash flows of all companies acquired as of December 31, 1999 and the results of operations and cash flows of the 2000 Acquired Companies from each of their respective dates of acquisition during the period. Our consolidated balance sheet as of December 31, 1999 includes all companies that we owned as of December 31, 1999. Our consolidated statements of operations and cash flows for the year ended December 31, 1999 include the results of operations and cash flows of all companies acquired as of December 31, 1998 and the results of operations and cash flows of the 1999 Acquired Companies from each of their respective dates of acquisition during the period. Our consolidated statements of operations and cash flows for the year ended December 31, 1998 include the results of operations and cash flows of Comstock for the entire period, the results of operations and cash flows of the Founding Companies from August 1, 1998 and the results of operations and cash flows of 1998 Acquired Companies from November 4, 1998.

REVENUE AND COSTS

         We recognize revenue from fixed price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to management's estimate of total cost for each contract. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Revenue from time-and-material contracts is recognized currently as the work is performed.

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

         In the case of product sales, we recognize revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes raw materials and production costs.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999.

Revenue. Revenue increased $145.9 million, or 31.2%, from $468.1 million for the year ended December 31, 1999 to $614.0 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the 1999 Acquired Companies being included for the full year in 2000, as well as the addition of revenues from the 2000 Acquired Companies.

         Transit services revenue increased $52.4 million, or 21.4%, from $244.9 million for the year ended December 31, 1999 to $297.3 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of revenue from the acquisition of Twigg Corporation, HSQ Technology Corporation and Breaking Technologies, Inc.

         Rail products and supplies revenue increased $30.0 million, or 61.2%, from $49.0 million for the year ended December 31, 1999 to $79.0 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of revenue from the acquisition of DuraWood LLC, Western Tar Corporation, the Pandrol Jackson switch grinding operation and Hovey Industries, Ltd., as well as a full year of revenue from Wood Waste Energy, Inc., which was acquired in August of 1999.

         Rail track services revenue increased $63.5 million, or 36.5%, from $174.2 million for the year ended December 31, 1999 to $237.7 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of a full year of revenue from W. T. Byler Company, Inc., which was acquired in October of 1999.

Gross Profit. Gross profit increased $14.4 million or 14.5% from $99.0 million for the year ended December 31, 1999 to $113.4 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to gross profit from the 1999 Acquired Companies being included for the full year in 2000 as well as additional gross profit from the 2000 Acquired Companies, offset by the gross profit associated with a 1999 NYCTA project in the Transit Segment. This project accounted for $5 million of gross profit in 1999. The gross profit percentage decreased from 21.2% for the year ended December 31, 1999 to 18.5% for the year ended December 31, 2000. This decrease was due primarily to the referenced NYCTA project.

         Transit services gross profit increased $5.4 million or 13.1% from $41.3 million for the year ended December 31, 1999 to $46.7 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from the three transit services companies acquired during 2000 offset by the reduction in gross profit for the NYCTA project mentioned above. The gross profit percentage decreased from 16.9% for the year ended December 31, 1999 to 15.7% for the year ended December 31, 2000, due primarily to the NYCTA project mentioned above.

         Rail products and supplies gross profit increased $4.4 million, or 23.5%, from $18.7 million for the year ended December 31, 1999 to $23.1 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from the four rail products and supplies companies acquired during 2000. The gross profit percentage decreased from 38.1% for the year ended December 31, 1999 to 29.2% for the year ended December 31, 2000. This decrease was the result of the general slowing of the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

    Rail track services gross profit increased $3.5 million, or 9.0%, from $39.0 million for the year ended December 31, 1999 to $42.5 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from W. T. Byler Company, Inc. The gross profit percentage decreased from 22.4% for the year ended December 31, 1999 to 17.9% for the year ended December 31, 2000. This decrease was due to an overall increase in competitive pressures resulting from a general slowing of the Class I Railroad market, as well as adverse weather conditions during the fourth quarter of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $84.6 million or 167.9%, from $50.4 million for the year ended December 31, 1999 to $135.0 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the restructuring and other unusual charges of $63.3 million (discussed below) that were recorded in the third and fourth quarter of 2000. The remaining $21.3 million increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the selling, general and administrative expense of the 1999 Acquired Companies being included for the full year in 2000 as well as the addition of the 2000 Acquired Companies. As a percentage of revenue, selling, general and administrative expenses increased from 10.8% for the year ended December 31, 1999 to 11.7% for the year ended December 31, 2000, exclusive of the $63.3 million restructuring and other unusual charges. This increase was the result of the addition of the higher selling, general and administrative cost structures of the 2000 Acquired Companies.

         Transit services selling, general and administrative expenses increased $3.7 million or 21.5%, from $17.2 million for the year ended December 31, 1999 to $20.9 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the three transit services companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses remained constant at 7.0% for the years ended December 31, 1999 and 2000.

         Rail products and supplies selling, general and administrative expenses increased $5.3 million, or 67.9%, from $7.8 million for the year ended December 31, 1999 to $13.1 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the four rail products and supplies companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses increased from 16.0% for the year ended December 31, 1999 to 16.6% for the year ended December 31, 2000. This percentage increase was the result of the initial development expenses to create a centralized administration for the wood division.

         Rail track services selling, general and administrative expenses increased $5.6 million, or 41.8%, from $13.4 million for the year ended December 31, 1999 to $19.0 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the acquisition of W.T. Byler Company, Inc. coupled with the initial development expenses to create a centralized administration for the geographic regions of the business. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.7% for the year ended December 31, 1999 to 8.0% for the year ended December 31, 2000. This percentage increase was primarily the result of W. T. Byler Company, Inc. having a slightly larger overhead, selling, general and administrative cost structure than the existing companies.

         Corporate selling, general and administrative expenses increased $6.7 million, or 55.8%, from $12.0 million for the year ended December 31, 1999 to $18.7 million for the year ended December 31, 2000, exclusive of the $63.3 million of restructuring and other unusual charges mentioned above. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the increased level of overhead to administer the larger operations in 2000 and anticipated expansion in the future. As a percentage of total revenue, selling, general and administrative expenses increased from 2.6% for the year ended December 31, 1999 to 3.0% for the year ended December 31, 2000, exclusive of the $63.3 million of restructuring and other unusual charges mentioned above. The increase in percentage results from the development of a larger overhead structure compared to the prior year in order to manage the anticipated increased size and complexity of the Company's operations.

         We have analyzed our overhead structure and it is a focal point of our human resources efficiency program. One component of the charge mentioned below reflects adjustments and cutbacks to our overhead structure which are expected to result in an overall annual savings of approximately $5.0 million company wide beginning in 2001.

         Restructuring and Other Unusual Charges. During the third and fourth quarters of 2000, the Company's management and Board of Directors conducted and completed a strategic review of our operations. The resulting restructuring plan (the "Plan") involves systems integration, rationalization of real estate, equipment, inventory and human resources around three lines of business. We intend to reduce headcount, consolidate certain facilities and identify other synergies and cost reduction opportunities as a result of the Plan.

         Restructuring costs include costs directly related to the Plan. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received on termination. Other exit costs that do not benefit future activities are recognized at the date of commitment to the Plan. These costs must be either incremental to the Plan or represent amounts under contractual obligations which existed prior to the commitment date and have no future economic benefit or result in a penalty to cancel the obligation. Other costs directly related to the Plan which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         During the year ended December 31, 2000, the Company incurred $63.3 million of restructuring and other unusual charges in connection with the Plan and other events. These charges included approximately $2.2 million of employee termination benefits for those employees who had been identified and notified. These charges also include approximately $0.7 million for non-cancelable lease costs in excess of expected sublet income for leased property that will be vacated as part of the Plan.

         In connection with the Plan and in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company also evaluated the future undiscounted cash flows of its businesses to which goodwill relates in order to determine if the carrying value of the goodwill had been impaired. Management's evaluation resulted in a third quarter write-off of approximately $14.2 million of goodwill related to two of the Company's acquired businesses because the estimated fair value of these subsidiaries was less than their carrying value. In addition, in the fourth quarter, the Company record an additional goodwill impairment charge of approximately $6.4 million and a fixed asset write down of approximately $0.6 million related to the anticipated sale of certain non-strategic subsidiaries. Management evaluated the fair value of these subsidiaries based on the expected sale proceeds.

         The Plan also includes a focus on increasing internal cash flow, which will involve, among other things, the acceleration of the settlement of previously disclosed contract claims and other contract exposures, primarily related to contracts completed by RailWorks' predecessor company, Comstock Holdings, Inc. Management has estimated the recoverability of the recognized accounts receivable and costs and estimated earnings in excess of billings on these contracts under revised settlement scenarios and, as a result, has recorded a charge of approximately $28.3 million to reflect their anticipated net realizable value. The charge also includes the anticipated cost of arbitration/litigation related to these matters and is net of the write off of approximately $2.8 million of negative goodwill related to the now closed west coast operations of Comstock Holdings, Inc.

         The Plan includes the suspension of our acquisition program. As such, approximately $1.1 million of due diligence costs related to several acquisitions that were not consummated have been expensed in the year ended December 31, 2000.

         We also terminated discussions regarding the potential sale of the Company to an investor group. Approximately $3.1 million of costs associated with this potential transaction were expensed in the year ended December 31, 2000.

         Also, in the fourth quarter of 2000, our credit agreement was amended. Included in restructuring and other unusual charges are approximately $1.5 million of costs associated with the amendment.

         In connection with their employment agreements, (the "Employment Agreements") certain executives of the Company (the "Executives") have issued promissory notes to the Company in the aggregate amount of $7.2 million (the "Executive Notes"), which are included in Other Assets in the accompanying balance sheet. Such Executive Notes are collateralized solely by shares of the Company's common stock owned by the Executives. The Executive Notes are due June 30 and December 31, 2005. Generally, repayment of the Executive Notes is not required until or unless the per share price of the Company's common stock achieves 1.5 times its initial public offering price, or approximately $18 per share. The Executive Notes bear interest at the Company's incremental borrowing rate, as defined in the Employment Agreements. Payment of interest for 1999 was forgiven by the Company. In 2000, the Company had recorded interest income of approximately $0.6 million. The Executives have certain rights, as defined in the Employment Agreements, including forgiveness of the indebtedness in connection with a change in control of the Company and/or the achievement of certain earnings targets and certain personal income tax indemnifications.

         The recent decline in market price of the Company's common stock has increased the uncertainty regarding the ultimate repayment of the Executive Notes. Therefore, we have recorded a valuation allowance of $3.6 million to reflect the current estimate of the fair value of the Executive Notes. The charge is included in restructuring and other unusual charges.

         Also included in the restructuring and other unusual charges is approximately $1.6 million for settlement of certain non-contract related claims against the Company, moving expenses incurred and paid, non-recurring compensation expense and the uninsured portion of a third quarter fire loss incurred at one of the Company's facilities.

Interest Expense. Interest expense increased $17.8 million, or 88.6%, from $20.1 million for the year ended December 31, 1999 to $37.9 million for the year ended December 31, 2000. The increase in interest expense for the year ended December 31, 2000 was due primarily to the increase in average total debt outstanding of $165.0 million for the year ended December 31, 1999 at an effective interest rate of 10.31% to $348.7 million for the year ended December 31, 2000 at an effective interest rate of 10.48%. The increase in the effective rate was the result of having a full year of high yield debt outstanding in 2000 at an effective rate of 11.9%. General interest rates have also risen during this period, which adversely affects our variable rate debt.

Taxes. Income taxes decreased $8.2 million from a provision of $11.1 million for the year ended December 31, 1999 to a provision of $2.9 million for the year ended December 31, 2000. The decrease in income taxes is primarily related to elimination of a federal income tax provision due to losses generated by the $63.3 million restructuring and other unusual charges mentioned above. The remaining $2.9 million provision reflects a provision for state, local and foreign income taxes.

Net Income. Net income decreased $80.1 million, from a profit of $20.1 million for the year ended December 31, 1999 to a loss of $60.0 million for the year ended December 31, 2000, as a result of the items mentioned above.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

Revenue. Revenue increased $255.6 million, or 120.3%, from $212.5 million for the year ended December 31, 1998 to $468.1 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for the first seven months of the year and all fourteen original Founding Companies for the remaining five months of the year. The 1999 data includes all of the Founding Companies and the 1998 Acquired Companies for the entire year, as well as the fourteen 1999 Acquired Companies from their date of acquisition.

         Transit services revenue increased $78.9 million, or 47.5%, from $166.0 million for the year ended December 31, 1998 to $244.9 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for the first seven months of the year, one other Founding Company for the next five months of the year, and one of the 1998 Acquired Companies for the final two months of the year. The 1999 data includes all of the Founding Companies and one of the 1998 Acquired Companies for the entire year, as well as, three 1999 Acquired Companies from their date of acquisition.

         Rail products and supplies revenue increased $38.8 million, or 380.4%, from $10.2 million for the year ended December 31, 1998 to $49.0 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the last five months of the year, whereas the 1999 data includes three Founding Companies for the entire year, as well as, five 1999 Acquired Companies from their date of acquisition.

         Rail track services revenue increased $137.9 million, or 380.0%, from $36.3 million for the year ended December 31, 1998 to $174.2 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the last five months of the year and one of the 1998 Acquired Companies for the final two months of the year, whereas the 1999 data includes nine Founding Companies and one of the 1998 Acquired Companies for the entire year, as well as, six 1999 Acquired Companies from their date of acquisition.

Gross Profit. Gross profit increased $69.3 million or 233.3% from $29.7 million for the year ended December 31, 1998 to $99.0 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for the first seven months of the year and all fourteen Founding Companies for the remaining five months of the year. The 1999 data includes all of the Founding Companies and the 1998 Acquired Companies for the entire year, as well as, all of the fourteen 1999 Acquired Companies from their date of acquisition. The gross profit percentage increased from 14.0% for the year ended December 31, 1998 to 21.2% for the year ended December 31, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to mix and type of work performed during 1998.

         Transit services gross profit increased $21.1 million or 104.5% from $20.2 million for the year ended December 31, 1998 to $41.3 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for the first seven months of the year, one other Founding Company for the next five months of the year and one of the 1998 Acquired Companies for the final two months in the year. The 1999 data includes all of the Founding Companies and one of the 1998 Acquired Companies for the entire year, as well as, three 1999 Acquired Companies from their date of acquisition. The gross profit percentage increased from 12.2% for the year ended December 31, 1998 to 16.9% for the year ended December 31, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to the mix and type of work performed during 1998.

         Rail products and supplies gross profit increased $16.3 million, or 679.2%, from $2.4 million for the year ended December 31, 1998 to $18.7 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the last five months in the year, whereas the 1999 data includes three Founding Companies for the entire year, as well as, five 1999 Acquired Companies from their date of acquisition. The gross profit percentage increased from 23.5% for the year ended December 31, 1998 to 38.1% for the year ended December 31, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to the mix and type of work performed during 1998.

         Rail track services gross profit increased $31.9 million, or 449.3%, from $7.1 million for the year ended December 31, 1998 to $39.0 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the last five months in the year and one of the 1998 Acquired Companies for the final two months of the year, whereas the 1999 data includes nine Founding Companies and one of the 1998 Acquired Companies for the entire year, as well as, six 1999 Acquired Companies from their date of acquisition. The gross profit percentage increased from 19.6% for the year ended December 31, 1998 to 22.4% for the year ended December 31, 1999. This increase was the result of higher profitability associated with the mix and type of work performed during 1999 by the consolidated group as compared to the mix and type of work performed during 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.3 million or 163.9%, from $19.1 million for the year ended December 31, 1998 to $50.4 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock alone for the first seven months and all fourteen original Founding Companies for the remaining five months in the year. The 1999 data includes all of the Founding Companies and the 1998 Acquired Companies for the entire year, as well as, all of the fourteen 1999 Acquired Companies from their date of acquisition. As a percentage of revenue, selling, general and administrative expenses increased from 9.0% for the year ended December 31, 1998 to 10.8% for the year ended December 31, 1999. This increase was the result of the 1999 Acquired Companies having higher selling, general and administrative cost structures than the original Founding Companies.

         Transit services selling, general and administrative expenses increased $3.8 million or 28.4%, from $13.4 million for the year ended December 31, 1998 to $17.2 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of Comstock only for the first seven months of the year, one other Founding Company for the next five months of the year and one of the 1998 Acquired Companies for the final two months of the year. The 1999 data includes all of the Founding Companies and one of the 1998 Acquired Companies for the entire year. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.1% for the year ended December 31, 1998 to 7.0% for the year ended December 31, 1999. This percentage decrease was a result of the 1999 Acquired Companies having lower overhead selling, general and administrative cost structures than Comstock.

         Rail products and supplies selling, general and administrative expenses increased $7.1 million, or 1,014.3%, from $700,000 for the year ended December 31, 1998 to $7.8 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of three Founding Companies for the last five months in the year, whereas the 1999 data includes three Founding Companies for the entire year, as well as, five 1999 Acquired Companies from their date of acquisition. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.8% for the year ended December 31, 1998 to 16.0% for the year ended December 31, 1999. This percentage increase was a result of the 1999 Acquired Companies having higher overhead selling, general and administrative cost structures than the Founding Companies.

         Rail track services selling, general and administrative expenses increased $10.4 million, or 346.7%, from $3.0 million for the year ended December 31, 1998 to $13.4 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 data is that of nine Founding Companies for the last five months in the year and one of the 1998 Acquired Companies for the final two months of the year, whereas the 1999 data includes nine Founding Companies and one of the 1998 Acquired Companies for the entire year, as well as, six 1999 Acquired Companies from their date of acquisition. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.3% for the year ended December 31, 1998 to 7.7% for the year ended December 31,

1999. This percentage decrease was a result of the 1999 Acquired Companies having lower overhead, selling, general and administrative cost structures than the Founding Companies.

         Corporate selling, general and administrative expenses increased $10.0 million, or 500.0%, from $2.0 million for the year ended December 31, 1998 to $12.0 million for the year ended December 31, 1999. The increase was due to the fact that the 1998 expense is that of an overhead structure to support fourteen Founding Companies for five months. The 1999 expense is that of an overhead structure to support the Founding Companies, as well as, the 1999 Acquired Companies for the entire year. As a percentage of total revenue, selling, general and administrative expenses increased from 1.0% for the year ended December 31, 1998 to 2.6% for the year ended December 31, 1999. The increase in percentage is due to the larger corporate overhead structure required to support thirty operating entities and a full year of corporate operations.

Net Income. Net income increased $32.9 million, from a loss of $12.8 million for the year ended December 31, 1998 to a profit of $20.1 million for the year ended December 31, 1999, as a result of the items mentioned above. In addition, included in 1998 were non-recurring expenses of $20.0 million and transaction fees of $1.3 million relating to the IPO.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         We experience quarterly variations in revenue, operating income (including operating losses), net income (including net losses) and cash flows (including operating cash flow deficits) as a result of various factors, including seasonality, projects commenced and completed during a quarter, the number of business days in a quarter and the size and scope of projects. A variation in the number of projects, progress on projects or the timing of the initiation or completion of projects can cause periods in which certain operating resources are not generating revenue and can cause significant variations in operating results between reporting periods. Negative fluctuations have been and may be particularly pronounced, and net losses have been and may be incurred, in the first and fourth calendar quarters, generally due to adverse weather conditions. We expect to continue to experience such quarterly fluctuations in operating results, including possible net losses.

Liquidity and Capital Resources

Working Capital. At December 31, 2000, we had working capital of approximately $120.0 million. Net cash used in operating activities for the year ended December 31, 2000 was approximately $35.7 million. Net cash used in investing activities for the year ended December 31, 2000 was approximately $54.6 million, which consisted primarily of cash payments for acquisitions and cash payments in satisfaction of earn-out obligations related to prior acquisitions. Net cash provided by financing activities for the year ended December 31, 2000 was approximately $93.0 million, which included borrowings of approximately $152.6 offset by debt repayment of approximately $69.2 million.

         Capital expenditures were $27.3 million, $15.8 million and $1.3 million in fiscal 2000, 1999 and 1998, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

         We anticipate capital expenditures of approximately $15.0 million for equipment and leasehold improvements in 2001. This investment, which we expect to finance primarily with working capital and vendor financing, relates to the anticipated facility consolidations of the operating companies, the installation of a comprehensive financial reporting computer system and the purchase or lease of supplemental machinery and equipment needed to meet operational demands.

         In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill at December 31, 2000 relating to 2000 operating performance amounted to approximately $12.8 million. Such amounts are to be paid throughout 2001.

         Working capital is, and acquisitions have been, financed with funds from operations together with borrowings under our credit facilities. We have a $100 million amortizing term loan that matures on September 30, 2006 and a $150 million revolving credit facility that matures on November 5, 2004. The credit facilities are secured by a first lien on all of the capital stock of our subsidiaries and certain assets of our domestic subsidiaries. The credit facilities contain a negative pledge on all of our domestic subsidiaries' assets as well as other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at our option, at an interest rate equal to
(1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 250 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or (2) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 125 basis points based on the ratio of Funded Debt to EBITDA. We may also finance future acquisitions with shares of common stock and other contingent and deferred consideration. Borrowings under the term loan are, at our option, at an interest rate based on (1) LIBOR plus the applicable spread or (2) the Alternative Base Rate (ABR) plus the applicable spread.

Credit Agreement. On April 28, 2000, we entered into a $250.0 million Amended and Restated Credit Agreement (the "Credit Agreement"). At December 31, 2000, we had an aggregate of $176.5 million of borrowings outstanding under the Credit Agreement, which bore interest at a weighted average rate of 10.64% per annum at such date, and had aggregate borrowing availability under the Credit Agreement of $22.7 million (see Amendments below).

         Because we would have been in violation of three financial covenants in the Credit Agreement, we obtained a waiver of these covenants from the lenders that was effective from October 10, 2000 through November 10, 2000 ("the First Waiver"). Pursuant to the First Waiver, we were granted a $5 million increase in funding availability under an adjusted borrowing base. The First Waiver also increased the interest cost for all borrowings under the Credit Agreement by 0.75% per annum. It was subsequently determined that we might also not be in compliance with the minimum net worth and borrowing base requirements of the Credit Agreement. As a result we obtained a second waiver that was effective from September 30, 2000 through December 15, 2000 ("the Second Waiver"). Pursuant to the Second Waiver, we were granted a $10 million increase in funding availability under an adjusted borrowing base. The Second Waiver maintained the increase in interest cost that was established in the First Waiver but added an "over-advance premium" of 1.25% per annum on any borrowings that exceeded the borrowing base.

         On December 15, 2000 and February 13, 2001 the Company entered into amendments to the Credit Agreement, (the "Amendments") pursuant to which the Company was granted a $15 million increase in funding availability under an adjusted borrowing base formula. The Amendments increased the interest cost for all borrowings in accordance with an expanded pricing grid. The annual interest rates in effect at December 31, 2000, for Prime and LIBOR borrowings were 11.25% and 9.97%, respectively. The Amendments adjusted the Company's availability under the Revolving Credit portion of the Credit Facility to $125 million under which has been established an "Available Revolving Committed Amount" of $100 million that remains in effect until (i) the Company has met two consecutive quarters of specified leverage ratios or (ii) an increase is approved by 100% of the Revolving Credit lenders and two thirds of the Term Loan lenders. Commencing June 30, 2002 availability under the Revolving Credit will be reduced in graduated quarterly steps totaling $20,000,000 over two years but its final maturity of November 5, 2004 remains unchanged. In addition, certain financial covenants were adjusted by the Amendments. As of December 31, 2000, we were in compliance with the terms of the Credit Agreement, as amended, and we expect to remain in compliance for the foreseeable future.

Cash Management. We recently developed a new cash management program and implemented a new cash management system. Under the program, excess funds are applied against outstanding revolving credit balances. Cash overdrafts represent checks outstanding under the program as of December 31, 2000.

         We believe that funds generated from operations, together with existing cash and borrowings under our revolving credit facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth.

INFLATION

         We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

CAUTIONARY STATEMENTS

         This annual report to our stockholders contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. You can find discussions containing forward-looking statements in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in other sections. We use the words "believes," "anticipates," "expects", "estimates," "plans," "intends" and similar expressions so as to identify forward-looking statements. All forward-looking statements involve substantial risks and uncertainties. There may be events in the future that we are not accurately able to predict, or over which we have no control.

         Forward-looking statements include, without limitation, our expectations and estimates as to development of our services and products and expansion of our customer base, future financial performance, including growth in revenues and earnings and the effect on new acquisitions on our financial position and results of operations, cash flows from operations, acquisitions, capital expenditures, the availability of funds from credit facilities and the sale of securities. Consequently, you should regard forward-looking statements only as our current plans, estimates and beliefs. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, are contained in our filings with the Securities and Exchange Commission. Copies of these filings are available from us free of charge.

         Some factors that may cause actual results to differ from projected results are:

Substantial Leverage. We have a substantial amount of debt outstanding, which could adversely affect our financial health. Our substantial amount of debt could have important consequences for you. For example, it could:

         - limit our ability to obtain additional financing, if we need it, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

         - increase our vulnerability to adverse economic and industry conditions;

         - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

         - place us at a competitive disadvantage compared to our competitors that have less debt.

Lack of Combined Operating History. Our company was founded in March 1998 but conducted no operations and generated no revenue until we completed the initial public offering, or IPO, of our common stock in August 1998. We acquired 14 groups of companies concurrently with the completion of our IPO and have acquired an additional 21 operating companies, or groups of companies, since the IPO through December 31, 2000. The integration of our operating companies, while allowing them to retain decentralized operations and management, is important to our operating and growth strategies and the achievement of efficiencies in our combined operations. We may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to manage effectively the combined enterprise. Certain members of our management group have only recently joined our company and there can be no assurance that the management group will be able to implement our operating strategies. We cannot assure you that we will be able to establish, maintain or increase the profitability of the operating companies. Our financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, our financial statements may not be indicative of our future results of operations. Any failure by our management group to implement our strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, dispose of non-strategic subsidiaries or effectively oversee the combined entity could have a material adverse effect on our business, financial condition and results of operations.

Internal Growth. Our ability to grow will be affected by various factors, including demand for rail system services and products, our success in bidding on new projects, the success of our cross-selling efforts and our ability to develop a national accounts program. Our growth may also depend on increased outsourcing by rail system operators. Many of these factors are beyond our control. Our strategies may not be successful or we may be unable to generate cash flow adequate for combined operations and to support internal growth. The senior managers of the operating companies retain responsibility for day-to-day operations. If proper business controls are not implemented and maintained, this decentralized operating strategy could result in inconsistent operating and financial practices of the operating companies, which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Certain Customers. We derived approximately 37.4% of our revenue for the year ended December 31, 2000 from our top ten customers. Approximately 17.1% of our 2000 revenue was derived from projects undertaken for the New York City Transit Authority, which we refer to as NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations.

Competition. The rail system services and products industry is highly competitive. Numerous companies provide services to transit authorities, construct and repair rail systems or sell related products or supplies, and some of these companies operate in more than one of these lines of business. Some of our competitors have greater resources than we have, may also provide a broad range of services and products, and may have sufficient bonding capacity and other resources to undertake large projects. Any inability to compete successfully against our existing and future competitors would have a material adverse effect on our business, financial condition and results of operations. Certain of our operating companies also provide electrical contracting services to non-rail industrial and commercial customers. While we believe that we currently compete effectively in the non-rail electrical contracting business, this industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. Additionally, we could face competition in the future from other competitors entering our markets.

Public Sector Contracts and Funding. The rail system services and products business involves contracts that are supported by funding from federal, state and local governmental agencies, as well as contracts with such agencies, which we refer to as public sector contracts. Public sector contracts are subject to detailed regulatory requirements and public policies, as well as funding priorities. These contracts may be conditioned upon the continuing availability of public funds; the availability of public funds depends upon lengthy and complex budgetary procedures. These contracts may also be subject to significant pricing constraints. Moreover, public sector contracts may generally be terminated for reasons beyond the control of the contractor, including when such termination is in the best interests of the governmental agency. We cannot assure you that these factors or others unique to public sector contracts will not have a material adverse effect on our business, financial condition and results of operations.

Fixed Price Contracts. Fixed price contracts are typically awarded in the rail system services industry pursuant to a competitive bidding process. In compiling our bid on a particular project, we must estimate the time it will take to complete the project, along with the project's labor and supply costs. These costs may be affected by a variety of factors, some of which may be beyond our control. If we cannot accurately predict the costs of fixed price contracts, certain projects could have lower margins than anticipated or we could suffer losses on the projects. From time to time we may incur unanticipated additional contract costs for which we seek recovery from customers. Recovery of such amounts involve various uncertainties and may require extended periods of negotiation, litigation or other costs. As a result of these uncertainties, amounts ultimately realized from these contracts may not be known for a significant period following completion of a contract, and lower contract margins or losses may result. Lower margins and losses could have a material adverse effect on our business, financial condition and results of operations.

Reliance on Subcontractors and Suppliers. When we perform a contract for transit signaling and communication systems, it may be as a subcontractor to the company that designs the systems and manufactures or purchase the necessary equipment. In other instances, we act as the prime contractor and subcontract the design of the signal or communication system and necessary equipment. When we are a prime contractor for such projects, we generally require subcontractors to post performance bonds. We may not require a subcontractor to post a performance bond in situations where (1) the subcontractor has strong experience with a specific type of project and demonstrates financial stability and (2) the customer does not require bonds from us as prime contractor. We sometimes depend upon the subcontractor to perform design and other services and provide equipment. For certain projects only a limited number of companies can perform the subcontract if the initial subcontractor defaults. As a result, we depend upon our subcontractors to perform under the subcontracts. Further, the major components of signaling and communication systems for transit authorities are manufactured to specifications and require long lead times for production. If a subcontractor or supplier defaults, or if a supplier refuses or cannot do business with us, it could have a material adverse effect on our business, financial condition and results of operations.

Unionized Workforce. As of December 31, 2000, approximately 55% of our employees were covered under collective bargaining agreements. We cannot assure you that future work stoppages will not affect us. In addition, labor agreements are generally negotiated on an industry-wide basis and the terms and conditions of future labor agreements could be beyond our control. We may be subject to terms and conditions in future labor agreements that could have a material adverse effect on our business, financial condition and results of operations.

Environmental and Other Government Regulation. Our operations are subject to extensive federal, state and local regulation under environmental laws and regulations. Among other things, these laws and regulations cover emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste, underground and aboveground storage tanks and remediation of soil and groundwater contamination. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by us. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We could incur significant ongoing costs associated with environmental regulatory compliance. Further, we sometimes use hazardous materials in connection with our operations. Although we believe that we materially comply with all of the various environmental regulations applicable to our business, we cannot assure you that requirements will not change in the future or that we will not incur significant costs to comply with such requirements.

         In addition to safety, health and other regulations of general applicability, our operations may be significantly affected by regulations of the Surface Transportation Board, the Federal Railroad Administration, the Occupational Safety and Health Administration, state departments of transportation and other state and local regulatory agencies. Changes in regulation of the rail and transit industries through legislative, administrative, judicial or other action could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel. Our success depends to a significant extent upon the efforts and abilities of certain key senior managers at Company headquarters and at various of the Company's operations. While we have entered into employment agreements with certain of these senior managers, we cannot be sure that such individuals will remain with us throughout the terms of their agreements, or thereafter. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our business, financial condition and results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $176.5 million of long-term debt under our revolving credit facility and term loan agreement outstanding at December 31, 2000. All of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $883,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of our Company and our subsidiaries, together with the report thereon of Arthur Andersen LLP, dated February 28, 2001 and all Notes to such Consolidated Financial Statements are attached hereto as an exhibit and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the subsections entitled "What is the background of this years nominees?", "Who are the directors continuing in office until 200l?" and "Who are the directors continuing in office until 2002?" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 is hereby incorporated by reference for information regarding our directors.

         Our officers are elected annually by the Board of Directors immediately following the annual meeting of stockholders. Each of our executive officers was elected by the board of directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Information with respect to our officers is set forth in the table below.

         The information under the caption "16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2001 is hereby incorporated herein by reference.


       NAME                     AGE         POSITION HELD
------------------              ---         -----------------------------------------------------------
John G. Larkin                  45          Chairman of the Board, Chief Executive Officer and Director
                                            since inception of RailWorks in March 1998; from December
                                            1994 to February 1998, Managing Director of BT Alex. Brown
                                            Incorporated.

Michael R. Azarela              43          President and Chief Operating Officer since September 2000 and Director since May 1998; from May 1998 to September
                                            2000, Executive Vice President and Chief Financial Officer;
                                            from February 1998 to August 1998, Chief Executive Officer of L. K. Comstock & Company, Inc.; from May 1994 to
                                            February 1998, Senior Vice President and Chief Financial
                                            Officer of Comstock Group Inc. and Spie Group Inc.

Foster Beach                    56          Vice President - Corporate Business Development since May
                                            2000; from January 1998 to January 2000, Executive Vice
                                            President of Delon Hampton & Associates; from June 1996 to
                                            January 1998, Senior Vice President of ICF Kaiser
                                            Engineers; from October 1994 to June 1996, Senior Vice
                                            President of Daniel Mann Johnson & Mendenhall.

Gene J. Cellini                 43          Vice President - Tax since August 1998; from January 1985
                                            to August 1998, Vice President - Tax of L. K. Comstock &
                                            Company, Inc. and Spie Group Inc.

Edward M. Cumberledge           41          Vice President and Chief Financial Officer since September
                                            2000; from July 1994 to June 2000, Vice President and Chief
                                            Financial Officer of Robicon Corporation.

William R. Donley               44          Vice President - Rail Products and Services Group since
                                            April 1999; from April 1998 to April 1999, Vice President -
                                            Total Quality, Productivity and Strategic Planning of
                                            Koppers Industries Inc.; from October 1995 to April 1998,
                                            Vice President and General Manager of Koppers Industries
                                            Inc.
Harold C. Kropp, Jr.            43          Vice President - Chief Accounting Officer since March 1998;
                                            from May 1996 to March 1998, valuation specialist at
                                            Larson, Kellett & Associates, P. C.

C. William Moore                53          Vice President - Transit Systems Group since September 1999 and President and CEO of L. K. Comstock &

                                            Company, Inc. since April 1999; from 1991 to April 1999,
                                            founder and principal of Peninsula Associates, a consulting firm.

John P. Nuzzo                   53          Senior Vice President - Administration since November 2000;
                                            from August 1998 to November 2000, Vice President - Risk
                                            Management; from November 1992 to August 1998, Vice
                                            President - Administration of L. K. Comstock & Company, Inc.

John Polatz                     26          Vice President - Corporate Development since September
                                            2000; from August 1998 to September 2000, Manager - Special
                                            Projects; from May 1997 to August 1998, Corporate Financial
                                            Analyst for BT Alex Brown.

Michael P. Rivera               54          Vice President - Corporate Counsel since November 1999;
                                            from August 1997 to March 1999, Vice President & General
                                            Counsel of QuesTech, Inc.; from December 1989 to June 1997,
                                            Vice President & General Counsel of Union Switch & Signal
                                            Inc.

Barry Sullivan                  55          Vice President & Treasurer since January 2000; from
                                            February 1998 to October 1999, Vice President - Corporate
                                            Development & Treasurer of Harsco Corporation; from October
                                            1993 to January 1998, Vice President & Treasurer of Harsco
                                            Corporation.

Robert D. Wolff                 57          Vice President - Track Systems Group since July 1999; from
                                            January 1999 to July 1999, Vice President - Western Track
                                            Construction & Maintenance; from 1977 to January 1999,
                                            Chief Executive Officer of Midwest Railroad Construction &
                                            Maintenance Corporation of Wyoming.

ITEM 11. EXECUTIVE COMPENSATION

         The information under (1) the caption "Election of Directors" in the subsection entitled "How are directors compensated?" and (2) the caption "Executive Compensation" in the subsection entitled "Summary Compensation Table" and "Employment Agreements" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Party Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2001 is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of our company and our subsidiaries and the Report of the Independent Auditors, are filed as part of this report:

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31,2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
         Report of Independent Public Accountants
         Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                        ADDITIONS
                                       BALANCE AT                      CHARGES TO
                                      BEGINNING OF      COSTS AND         OTHER                           BALANCE AT
DESCRIPTION                               YEAR           EXPENSES        ACCOUNTS       DEDUCTIONS(1)     END OF YEAR
-------------------------------       ------------      ----------     ----------       -------------     -----------
Allowance for doubtful accounts

Year Ended December 31, 2000             1,990              3,277              0            (3,685)           1,581
Year Ended December 31, 1999               442              1,566              0               (18)           1,990
Year Ended December 31, 1998                58                399              0               (15)             442

(1) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

         All other schedules are omitted because they are not applicable or not required.

         3.       EXHIBITS

         The list of exhibits to this Report is set forth on the accompanying Index to Exhibits to this Annual Report and such list is incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

         A current Report on Form 8-K, which included and reported "Other events" under item 5, was filed on January 26, 2001.

(C)      See Item 14(a)(3) and separate Exhibit Index attached hereto.

(D)      See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RAILWORKS CORPORATION


Dated: March 12, 2001               By:              /s/
                                       -------------------------------
                                               John G. Larkin
                                       Chairman of the Board and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                                         TITLE                                        DATE
---------------------         ------------------------------------------------------           --------------


         /s/
---------------------
  Michael R. Azarela          President & Chief Operating                                      March 12, 2001
                              Officer and Director


         /s/
---------------------
Edward M. Cumberledge         Vice President & Chief Financial Officer (Principal              March 12, 2001
                              Financial Officer)


         /s/
---------------------
 Harold C. Kropp, Jr.         Vice President and Chief Accounting Officer (Principal           March 12, 2001
                              Accounting Officer)


         /s/
---------------------
    John Kennedy              Director - Business Development and Director                     March 12, 2001


         /s/
---------------------
   Scott D. Brace             Director                                                         March 12, 2001


         /s/
---------------------
  Ronald W. Drucker           Director                                                         March 12, 2001


         /s/
---------------------
    R.C. Matney               Director                                                         March 12, 2001


         /s/
---------------------
  Donald P. Traviss           Director                                                         March 12, 2001

                               INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                       DESCRIPTION OF EXHIBITS                   PAGE NO.
-------                      ------------------------                 ----------
  3.1      --  Restated Certificate of Incorporation of the               *
               Company (incorporated by reference to Exhibit 3.1
               to Registration Statement on Form S-1, File No.
               333-53483)
  3.2      --  Bylaws of the Company (incorporated by reference           *
               to Exhibit 3.2 to Registration Statement on Form
               S-1, File No. 333-53483)
  3.3      --  Certificate of Designation of the Series A                 *
               Convertible Preferred Stock (incorporated by
               reference to Exhibit 3.1 to the Registrant's
               Current Report on Form 8-K filed on October 14,
               1998)
  4.1      --  Specimen Common Stock Certificate (incorporated            *
               by reference to Exhibit 4.1 to Registration
               Statement on Form S-4, File No. 333-53483)
  4.2      --  Specimen Preferred Stock Certificate                       *
               (incorporated by reference to Exhibit 4.2 to
               Registration Statement on Form S-4, File
               No. 333-79649)
  4.3      --  Indenture dated as of April 7, 1999 among                  *
               Railworks Corporation, the Guarantors named
               therein, and First Union National Bank, as
               Trustee (incorporated by reference to Exhibit 4.5
               to Registration Statement on Form S-4, File
               No. 333-79649)
  4.4      --  Form of 11 1/2% Senior Subordinated Notes due              *
               2009 (incorporated by reference to Exhibit
               4.3 to Registration Statement on Form
               S-4, File No. 333-79649)
 10.1      --  Uniform Provisions for the Acquisition of                  *
               Founding Companies (incorporated by Reference
               to Exhibit 10.1 to Registration Statement on Form
               S-1, File No. 333-53483)
 10.2      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Wildcats Alpha-Keystone Company, Alpha-Keystone
               Engineering, Inc. and the stockholders named
               therein (incorporated by reference to Exhibit 10.2
               to Registration Statement on Form S-1, File No.
               333-53483)
 10.3      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Bulldog Comtrak Company, Comtrak Construction,
               Inc. and the stockholders named therein
               (incorporated by reference to Exhibit
               10.3 to Registration Statement on Form
               S-1, File No. 333-53483)
 10.4      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Cardinal Annex Railroad Builders Company, Annex
               Railroad Builders, Inc. and the stockholders
               named therein (incorporated by reference to Exhibit
               10.4 to Registration Statement on Form S-1, File No.
               333-53483)
 10.5      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Huskies Condon Brothers Company, Condon Brothers
               Inc. and the stockholders named therein
               (incorporated by reference to Exhibit 10.5 to
               Registration Statement on Form S-1, File No.
               333-53483)
 10.6      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Commodores Concrete Company, CPI Concrete Products,
               Inc. and the stockholders named therein (incorporated
               by reference to Exhibit 10.6 to Registration Statement
               on Form S-1, File No. 333-53483)
 10.7      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Nittany Lions McGinley Company, HP McGinley Inc.
               and the stockholders named therein (incorporated by
               reference to Exhibit 10.7 to Registration
               Statement

               on Form S-1, File No. 333-53483)
 10.8      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Owls Kennedy Railroad Builders Company, Kennedy
               Railroad Builders, Inc. and the stockholders named
               therein (incorporated by reference to Exhibit 10.8 to
               Registration Statement on Form S-1, File No.
               333-53483)
 10.9      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Red Storm Comstock Company, Inc., L.K. Comstock &
               Company, Inc. and the stockholders named therein
               (incorporated by reference to Exhibit 10.9 to
               Registration Statement on Form S-1, File No.
               333-53483)
10.10      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Sycamores Midwest Construction Company, Midwest
               Construction Services, Inc. and the stockholders
               named therein (incorporated by reference to
               Exhibit 10.10 to Registration Statement on Form S-1,
               File No. 333-53483)
10.11      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Bears Merit Company, Merit Railroad Contractors, Inc.
               and the stockholders named therein (incorporated by
               reference to Exhibit 10.11 to Registration
               Statement on Form S-1, File No. 333-53483)
10.12      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Hoosier Mize Company, Mize Construction Company
               and the stockholders named therein (incorporated by
               reference to Exhibit 10.12 to Registration
               Statement on Form S-1, File No. 333-53483)
10.13      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Husky New England Railroad Construction Company, New
               England Railroad Construction Company Inc. and
               the stockholders named therein (incorporated by
               reference to Exhibit 10.13 to Registration
               Statement on Form S-1, File No. 333-53483)
10.14      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Wolverines Northern Rail Services Company,
               Northern Rail Service and Supply Company, Inc. and
               the stockholders named therein (incorporated by
               reference to Exhibit 10.14 to Registration
               Statement on Form S-1, File No. 333-53483)
10.15      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Big Orange Minnesota Company, Minnesota Railroad
               Service Company and the stockholders named therein
               (incorporated by reference to Exhibit 10.15 to
               Registration Statement on Form S-1, File No.
               333-53483)
10.16      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Buckeye Railcorp, Inc., Railcorp Inc. and the
               stockholders named therein (incorporated by
               reference to Exhibit 10.16 to Registration
               Statement on Form S-1, File No. 333-53483)
10.17      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Runnin' Rebels Railroad Service Company, Railroad
               Service, Inc. and the stockholders named therein
               (incorporated by reference to Exhibit 10.17 to
               Registration Statement on Form S-1, File No.
               333-53483)
10.18      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Crusader Railroad Specialties Company, Railroad
               Specialties, Inc. and the stockholders named
               therein (incorporated by reference to Exhibit 10.18
               to Registration Statement on Form S-1, File No.
               333-53483)
10.19      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,

               Screaming Eagle Wood Preserving Company, Southern
               Indiana Wood Preserving Company, Inc. and the
               stockholders named therein (incorporated by
               reference to Exhibit 10.19 to Registration
               Statement on Form S-1, File No. 333-53483)
10.20      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Fighting Irish-U.S. Railway Supply Company, U.S.
               Railway Supply, Inc. and the stockholders named
               therein (incorporated by reference to Exhibit
               10.20 to Registration Statement on Form S-1, File
               No. 333-53483)
10.21      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Spartans Trackworks Company, U.S. Trackworks,
               Inc. and the stockholders named therein
               (incorporated by reference to Exhibit 10.21 to
               Registration Statement on Form S-1, File
               No. 333-53483)
10.22      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Mustang Smith Construction Company, Wm. A. Smith
               Construction Co., Inc. and the stockholders named
               therein (incorporated by reference to Exhibit
               10.22 to Registration Statement on Form S-1, File
               No. 333-53483)
10.23      --  Agreement and Plan of Reorganization dated as of           *
               May 21, 1998 by and between RailWorks Corporation,
               Longhorn Smith Rerailing Company, Wm. A. Smith
               Rerailing Services, Inc. and the stockholders named
               therein (incorporated by reference to Exhibit 10.23
               to Registration Statement on Form S-1, File No.
               333-53483)
10.24      --  Stock Purchase Agreement by and between RailWorks          *
               Corporation, W.T. Byler and William Troy Byler dated
               as of October 1, 1999, incorporated by reference to
               Exhibit 2.1 to Registrant's Current Report on Form 8-K
               filed on November 5, 1999.
10.25      --  Amended and Restated Employment Agreement between          *
               RailWorks Corporation and John G. Larkin dated as of
               August 4, 1998 (incorporated by reference to Exhibit
               10.1 to the Registrant's Quarterly Report on Form
               10-Q filed on September 11, 1998)
10.26      --  Amended and Restated Employment Agreement between          *
               RailWorks Corporation and Michael R. Azarela dated
               as of August 4, 1998 (incorporated by reference
               to Exhibit 10.2 to the Registrant's Quarterly Report
               on Form 10-Q filed on September 11, 1998)
10.27      --  Amended and Restated Employment Agreement between          *
               RailWorks Corporation and John Kennedy dated as of
               August 4, 1998 (incorporated by reference to Exhibit
               10.3 to the Registrant's Quarterly Report on Form
               10-Q filed on September 11, 1998)
10.28      --  Form of Employment Agreement between each Founding         *
               Company and Founding Company Officer (incorporated
               by reference to Exhibit 10.28 to Registration
               Statement on Form S-1, File No. 333-53483)
10.29      --  Amended and Restated RailWorks Corporation 1998            *
               Incentive Stock Plan effective January 1, 1999
               (incorporated by reference to Exhibit 10.5 to the
               Registrant's Quarterly Report on Form 10-Q filed on
               November 15, 1999)
10.30      --  Indemnity and Cooperation Agreement dated as of            *
               April 3, 1997 between Spie Enertrans S.A., Comstock
               Group, Inc., L.K. Comstock & Company and LKC
               Acquisition Corp., together with Memorandum of
               Understanding dated August 20, 1997 between Spie
               Enertrans S.A., Comstock Group, Inc., L.K. Comstock
               & Company and LKC Acquisition Corp. (incorporated by
               reference to Exhibit 10.30 to Registration Statement
               on Form S-1, File No. 333-53483)
10.31      --  Stock Purchase Agreement dated April 3, 1997 between       *
               Comstock Group, Inc. and LKC Acquisition Corp., as
               amended (incorporated by reference to Exhibit 10.31
               to Registration Statement on Form S-1, File No.
               333-53483)
10.32      --  Contingent Promissory Note dated April 3, 1997 made        *
               by L.K. Comstock & Company, Inc. to the order of

               Spie Enertrans S.A. (incorporated by reference to
               Exhibit 10.32 to Registration Statement on Form S-1,
               File No. 333-53483)
10.33      --  Amended and Restated Credit Agreement dated as of          *
               August 5, 1999 among RailWorks Corporation, as
               Borrower, Certain Subsidiaries, as Guarantors, the
               Lenders named therein, Bank of America, N.A., as
               Domestic Administrative Agent, Bank of America,
               N.A., as Canadian Administrative Agent and First
               Union National Bank, as Documentation Agent
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q filed on
               November 15, 1999.
10.34      --  Amendment No. 1 to the Amended and Restated Credit         *
               Agreement dated September 29, 1999 among RailWorks
               Corporation, as Borrower, Certain Subsidiaries, as
               Guarantors, the Lenders named therein, Bank of
               America, N.A., as Domestic Administrative Agent and
               Bank of America, N.A., as Canadian Administrative
               Agent (incorporated by reference to Exhibit 10.2 to
               the Registrant's Quarterly Report on Form 10-Q filed
               on November 15, 1999)
10.35      --  Amendment No. 2 to the Amended and Restated Credit         *
               Agreement dated November 5, 1999 among RailWorks
               Corporation, as Borrower, Certain Subsidiaries, as
               Guarantors, the Lenders named therein, Bank of
               America, N.A., as Domestic Administrative Agent and
               Bank of America, N.A., as Canadian Administrative
               Agent (incorporated by reference to Exhibit 10.36 to
               Registration Statement on Form S-4/A (File No.
               333-90071)
10.36      --  Amendment No. 3 to the Amended and Restated Credit         *
               Agreement dated January 25, 2000 among RailWorks
               Corporation, as Borrower, Certain Subsidiaries, as
               Guarantors, the Lenders named therein, Bank of
               America Canada, as Canadian Administrative Agent and
               Bank of America, N.A., as Domestic Administrative Agent
               (incorporated by reference to Exhibit 10.36 to the
               Registrant's Annual Report on Form 10-K filed on
               February 29, 2000)
10.37      --  Term Loan Agreement dated as of November 5, 1999           *
               among RailWorks Corporation, as Borrower, Certain
               Subsidiaries of the Borrower, as Guarantors, the
               Lenders named herein, First Union National Bank, as
               Documentation Agent and Bank of America, N.A., as
               Administrative Agent (incorporated by reference to
               Exhibit 10.37 to Registration Statement on Form
               S-4/A (File No. 333-90071)
10.38      --  Employment Agreement between RailWorks Corporation         *
               and Kenneth R. Burk dated as of May 10, 1999
               (incorporated by reference to Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q filed on
               May 14, 1999)
10.39      --  Amendment dated August 4, 1999 to the Employment           *
               Agreement dated as of August 4, 1998 between
               RailWorks Corporation and Michael R. Azarela
               (incorporated by reference to Exhibit 10.3 to the
               Registrant's Quarterly Report on Form 10-Q filed on
               November 15, 1999)
10.40      --  Amendment dated August 4, 1999 to the Employment           *
               Agreement dated as of August 4, 1998 between
               RailWorks Corporation and John G. Larkin
               (incorporated by reference to Exhibit 10.4 to the
               Registrant's Quarterly Report on Form 10-Q filed on
               November 15, 1999)
10.41      --  Amendment No. 4 to the Amended and Restated Credit         *
               Agreement dated March 30, 2000 among RailWorks
               Corporation, as Borrower, Certain Subsidiaries, as
               Guarantors, the Lenders named therein, Bank of
               America, N. A., as Domestic Administrative Agent and
               Bank of America, N. A., as Canadian Administrative
               Agent (incorporated by reference to Exhibit
               10.41 to Registrant's Quarterly Report on Form
               10-Q filed on May 12, 2000).
10.42      --  Amended and Restated Credit Agreement dated April          *
               28, 2000 among RailWorks Corporation, as Borrower,
               Certain Subsidiaries, as Guarantors, the Lenders

               named therein, First Union National Bank, as
               Documentation Agent, and Bank of America, N. A., as
               Administrative Agent (incorporated by reference
               to Exhibit 10.42 to Registrant's Quarterly
               Report on Form 10-Q filed on May 12, 2000).
10.43      --  Amended and Restated Security Agreement dated              *
               April 28, 2000 among the persons identified therein
               as Grantors and Bank of America, N. A., as Collateral
               Agent for the Lenders (incorporated by reference
               to Exhibit 10.43 to Registrant's Quarterly
               Report on Form 10-Q filed on May 12, 2000).
10.44      --  Amended and Restated Pledge Agreement dated April          *
               28, 2000 among the persons identified therein as
               Pledgors and Bank of America, N. A., as Collateral
               Agent for the Lenders (incorporated by reference
               to Exhibit 10.44 to Registrant's Quarterly
               Report on Form 10-Q filed on May 12, 2000).
10.45      --  Amended and Restated Employment Agreement, dated           *
               January 1, 2000 between RailWorks Corporation and
               Michael R. Azarela (incorporated by reference to
               Exhibit 10.45 to Registrant's Quarterly Report
               on Form 10-Q filed on May 12, 2000).
10.46      --  Amended and restated Employment Agreement, dated           *
               January 1, 2000 between RailWorks Corporation and
               John Larkin (incorporated by reference to
               Exhibit 10.46 to Registrant's Quarterly Report
               on Form 10-Q filed on May 12, 2000).
10.47      --  First Amendment dated December 13, 2000, to the         34 - 56
               Amended and Restated Credit Agreement dated
               April 28, 2000 among RailWorks Corporation, as
               Borrower, Certain Subsidiaries, as Guarantors,
               the Lenders named therein, First Union National
               Bank, as Documentation Agent, and Bank of
               America, N. A., as Administrative Agent.
10.48      --  Second Amendment dated February, 2000, to the           57 - 64
               Amended and Restated Credit Agreement dated
               April 28, 2000 among RailWorks Corporation, as
               Borrower, Certain Subsidiaries, as Guarantors,
               the Lenders named therein, First Union National
               Bank, as Documentation Agent, and Bank of
               America, N. A., as Administrative Agent.
 12.1      --  Statement of Computation of Ratios                         65
 21.1      --  List of Subsidiaries                                       66
 23.1      --  Consent of Independent Public Accountant                   67
 99.1      --  Stock Exchange Agreement dated October 8, 1998             *
               between the Registrant and BT Alex. Brown
               Incorporated (incorporated by reference to Exhibit
               99.1 to the Registrant's Current Report on Form 8-K
               filed on October 14, 1998)
 99.2      --  Consolidated Financial Statements of Registrant,        68 - 98
               together with the report thereon of Arthur
               Andersen LLP, dated February 28, 2001 and all Notes
               to such Consolidated Financial Statements.

---------------
* Previously filed; incorporated herein by reference.