Form 10-Q
period 2001-03-31
RAILWORKS CORP
filed 2001-05-15
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from                  to
                                           ----------------    ----------------

                         Commission file number 0-24639

                             RAILWORKS CORPORATION
      (Exact name of registrant as specified in its governing instrument)

                                                                58-2382378
                 Delaware                                      (IRS Employer
          (State of Organization)                           Identification No.)

6225 Smith Avenue, Suite 200, Baltimore, Maryland                 21209
    (Address of principal executive office)                     (Zip Code)

      (Registrant's telephone number, including area code) (410) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

15,369,759 shares of Common Stock were outstanding as of May 4, 2001.

                             RailWorks Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                Page
    Item 1 - Consolidated Financial Statements:
       Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000                                       3
       Consolidated Statements of Operations for the three months ended
          March 31, 2001 (unaudited)                                              4
       Consolidated Statements of Stockholders' Equity for the three months
          Ended March 31, 2001 (unaudited) and 2000 (unaudited)                   5
       Consolidated Statements of Cash Flows for three months ended
          March 31, 2001 (unaudited) and 2000 (unaudited)                         6
       Notes to Consolidated Financial Statements (unaudited)                  7-16

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              16-20

    Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                                         23


PART II - OTHER INFORMATION

    Items 1 through 6                                                         23-24
    Signatures                                                                   25


EXHIBIT INDEX                                                                    26

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(in thousands, except share and per share data)


                                                                                    (Unaudited)
                                                                                      March 31              December 31
                                   ASSETS                                              2001                    2000
                                                                                    -----------             ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $   1,052               $   7,138
  Accounts receivable, net of allowance for doubtful accounts of $1,563
     and $1,581                                                                        195,287                 192,840
  Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                          34,569                  31,638
  Inventories:
       Raw materials                                                                    18,222                  21,207
       Finished goods                                                                   14,585                  10,091
  Deferred tax asset                                                                     5,436                   5,436
  Other current assets                                                                   8,482                  10,336
                                                                                     ---------               ---------
           Total current assets                                                        277,633                 278,686
                                                                                     ---------               ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      67,447                  83,075
                                                                                     ---------               ---------
OTHER ASSETS:
    Excess of cost over net assets acquired, net of amortization                       242,063                 242,678
    Loans to officers                                                                    3,583                   3,583
    Other                                                                               12,401                  10,824
                                                                                     ---------               ---------
           Total other assets                                                          258,047                 257,085
                                                                                     ---------               ---------

                         TOTAL                                                       $ 603,127               $ 618,846
                                                                                     =========               =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                                                     $   9,298               $  16,766
  Current maturities of long-term debt                                                  14,092                  22,733
  Accounts payable and accrued liabilities                                              64,152                  67,160
  Accrued payroll and related withholdings                                               8,539                   5,103
  Accrued interest payable                                                              10,505                   5,940
  Billings in excess of costs and estimated earnings on uncompleted
     contracts                                                                          19,408                  21,680
  Other current liabilities                                                             23,718                  19,324
                                                                                     ---------               ---------
         Total current liabilities                                                     149,712                 158,706
                                                                                     ---------               ---------

LONG-TERM DEBT                                                                         353,120                 358,166
DEFERRED TAX LIABILITY                                                                   3,363                   3,526
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET OF AMORTIZATION                             5,437                   5,475
OTHER LIABILITIES                                                                        7,259                   7,968
                                                                                     ---------               ---------
         Total long-term liabilities                                                   369,179                 375,135
                                                                                     ---------               ---------
              Total liabilities                                                        518,891                 533,841
                                                                                     ---------               ---------

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $1.00 par value, authorized
    10,000,000 shares, 13,700 shares issued and outstanding                                 14                      14
  Common stock, $0.01 par value, authorized 100,000,000 shares,
    15,369,759 shares issued and outstanding at March 31, 2001 and
    December 31, 2000                                                                      153                     153
  Additional paid-in capital                                                           136,136                 136,136
  Accumulated other comprehensive income                                                  (871)                     50
  Retained deficit                                                                     (51,196)                (51,348)
                                                                                     ---------               ---------
         Total stockholders' equity                                                     84,236                  85,005
                                                                                     ---------               ---------
                         TOTAL                                                       $ 603,127               $ 618,846
                                                                                     =========               =========

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(in thousands, except share and per share data) (Unaudited)


                                                                2001                        2000
                                                            ------------                 ------------
Revenue                                                     $    170,388                 $    125,365
Cost of revenue                                                  140,278                      101,337
                                                            ------------                 ------------

Gross profit                                                      30,110                       24,028
Selling, general and administrative expenses                      18,754                       12,305
Restructuring and other unusual charges                              232                           --
                                                            ------------                 ------------

Operating income                                                  11,124                       11,723
                                                            ------------                 ------------

Other income (expense):
  Interest expense                                               (10,235)                      (7,960)
  Other (expense) income                                            (237)                         464
                                                            ------------                 ------------

     Other expense, net                                          (10,472)                      (7,496)
                                                            ------------                 ------------

Income before income taxes                                           652                        4,227
Provision for income taxes                                           500                        1,902
                                                            ------------                 ------------

Net income                                                  $        152                 $      2,325
                                                            ============                 ============

Basic earnings per share                                    $        .01                 $        .16
                                                            ============                 ============

Diluted earnings per share                                  $        .01                 $        .15
                                                            ============                 ============

Weighted average shares used in computing
   basic earnings per share                                   15,369,759                   14,352,900
                                                            ============                 ============

Weighted average shares used in computing
   diluted earnings per share                                 16,781,976                   15,745,630
                                                            ============                 ============

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(in thousands) (Unaudited)


                                                                                              ACCUMULATED
                                                                               ADDITIONAL        OTHER
                                     COMMON STOCK         PREFERRED STOCK       PAID-IN      COMPREHENSIVE  RETAINED  COMPREHENSIVE
                                 SHARES       AMOUNT     SHARES     AMOUNT      CAPITAL          INCOME     DEFICIT       INCOME
                                 ------       ------     ------     ------     ----------    -------------  --------  -------------

BALANCE, JANUARY 1, 2001         15,370       $153        14        $ 14       $ 136,136         $  50      $(51,348)     $   --

Foreign currency
   translation adjustment            --         --        --          --              --          (921)           --        (921)

Net income                           --         --        --          --              --            --           152         152
                                 ------       ----       --        ----       ---------         -----       --------      ------

BALANCE, MARCH 31, 2001          15,370       $153        14        $ 14       $ 136,136         $(871)     $(51,196)     $ (769)
                                 ======       ====        ==        ====       =========         =====      ========      ======

                See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(in thousands) (Unaudited)


                                                                                       2001                     2000
                                                                                     --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    152                 $  2,325
Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                       5,244                    4,843
    Bond discount amortization                                                             18                       16
    Gain on sale of equipment                                                            (114)                     (45)
    Loss on sale of subsidiary                                                            612                       --
    Change in operating assets and liabilities:
       Accounts receivable and costs and estimated earnings in excess
        of billings on uncompleted contracts                                           (6,963)                  (2,648)
       Inventory                                                                       (1,509)                    (620)
       Other current assets                                                              (892)                  (1,412)
       Accounts payable and accrued liabilities                                        (1,163)                   1,350
       Accrued payroll and related withholdings                                         4,453                     (582)
       Accrued interest payable                                                         4,565                    4,688
       Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                          (2,272)                  (3,640)
       Other current liabilities                                                        1,440                     (977)
       Other assets                                                                       851                     (182)
       Other liabilities                                                                 (674)                  (7,813)
                                                                                     --------                 --------
                 Net cash provided by (used in) operating activities                    3,748                   (4,697)
                                                                                     --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                       248                    5,837
    Purchase of equipment and leasehold improvements                                   (3,709)                  (5,446)
    Proceeds from sale of subsidiary                                                    9,140                       --
    Contingent earn-out payments                                                         (545)                 (12,249)
                                                                                     --------                 --------
                 Net cash provided by (used in) investing activities                    5,134                  (11,858)
                                                                                     --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in bank overdraft                                                       (7,403)                      --
    Net activity on revolving line of credit                                            2,571                   25,298
    Debt issuance costs                                                                    --                     (236)
    Payment of loan origination fees                                                      (46)                     (48)
    Proceeds from long-term borrowing                                                     267                    1,034
    Repayment of long-term borrowing                                                   (2,308)                  (6,187)
    Repayment of term loan                                                             (4,722)                      --
    Repayment of seller notes                                                          (2,825)                  (4,845)
                                                                                     --------                 --------
                Net cash (used in) provided by financing activities                   (14,466)                  15,016
                                                                                     --------                 --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (5,584)                  (1,539)
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                        (502)                     113
CASH AND CASH EQUIVALENTS, beginning of period                                          7,138                    4,617
                                                                                     --------                 --------

CASH AND CASH EQUIVALENTS, end of period                                             $  1,052                 $  3,191
                                                                                     ========                 ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                         $  4,968                 $  2,985
                                                                                     ========                 ========
    Cash paid during the period for income taxes                                     $    858                 $    447
                                                                                     ========                 ========

                See Notes to Consolidated Financial Statements.

                             RAILWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         Certain prior year amounts have been reclassified to conform to the current period presentation.

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, the Company has three reportable segments: (1) transit services, (2) rail track services and (3) rail products and services. The transit services segment provides transit construction and rehabilitation services, as well as installation of signaling, communications and electrical systems. The rail track services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and services segment provides a broad range of rail related products, including treated wood ties. The Company evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses.

3.       EARNINGS PER SHARE

         In accordance with SFAS No. 128, the Company reports its earnings per share (EPS) in basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):


                                                       2001                   2000
                                                     -------                -------

Net income                                           $   152                $ 2,325
                                                     =======                =======

Shares used for determining basic EPS                 15,370                 14,353

Dilutive effect of:
   Stock options                                          42                     23
   Convertible preferred shares                        1,370                  1,370
                                                     -------                -------

Shares used for determining diluted EPS               16,782                 15,746
                                                     =======                =======

Basic EPS                                            $   .01                $   .16
                                                     =======                =======

Diluted EPS                                          $   .01                $   .15
                                                     =======                =======

4.       RESTRUCTURING AND OTHER UNUSUAL CHARGES

         During the year ended December 31, 2000, the Company's management and Board of Directors conducted and completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "Plan") involves systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around three lines of business. The Plan resulted in reduction of the Company's headcount, consolidation of certain facilities and identification of other synergies and cost reduction opportunities available to the Company.

RESTRUCTURING CHARGES

         Restructuring costs include costs directly related to the Company's Plan. The Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit" ("EITF 94-3") provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received on termination. Other exit costs that do not benefit future activities are recognized at the date of commitment to the Plan. These costs must be either incremental to the Plan or represent amounts under contractual obligations which existed prior to the commitment date and have no future economic benefit or result in a penalty to cancel the obligation. Other costs directly related to the Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

         During the year ended December 31, 2000, the Company recorded liabilities of approximately $2.2 million related to employee termination benefits for those employees who had been identified and notified in accordance with EITF 94-3 and approximately $.7 million for non-cancelable lease costs in excess of the expected sublet income. The Company may record adjustments to these liabilities during future periods depending on its ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.

         The following table provides a roll forward of liabilities for termination benefits and non-cancelable lease costs resulting from the Plan in accordance with EITF 94-3 (in thousands):


                                        Balance                                                  Balance
                                      December 31,                                              March 31,
       Type of Cost                      2000            Charges            Payments              2001
       ------------                   ------------       -------            --------            ---------

Employee termination benefits            $1,534            $  --             $  (228)            $1,306
Facility closing costs                      631               --                 (73)               558
                                         ------            -----             -------             ------

                                         $2,165            $  --             $  (301)            $1,864
                                         ======            =====             =======             ======


OTHER UNUSUAL CHARGES

         The Plan also resulted in additional integration costs that were expensed as incurred in accordance with EITF 94-3. During the quarter ended March 31, 2001, the Company incurred approximately $.2 million in other unusual charges under the Plan, primarily for outside consulting costs, employee and office relocation costs and additional costs associated with the amendment of the Company's credit agreement.

5.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
         SUBSIDIARIES

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

         Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2001 and for the three-month period ended March 31, 2001 and 2000. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                           (In Thousands) (Unaudited)


                                                 RAILWORKS
                                                CORPORATION                        NON-
                                                  (PARENT        GUARANTOR       GUARANTOR
                                                COMPANY ONLY)   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                                -------------   ------------    ------------     ------------        ------------
           ASSETS:
CURRENT ASSETS:
    Cash                                          $     64        $    893        $    95          $      --         $  1,052
    Accounts receivable, net                            29         191,751          3,507                 --          195,287
    Costs and estimated earnings in excess
      of billings on uncompleted contracts              --          34,293            276                 --           34,569
    Inventories:
        Raw materials                                   --          13,814          4,408                 --           18,222
        Finished goods                                  --          13,668            917                 --           14,585
    Deferred tax asset                                  --           5,436             --                 --            5,436
    Due from parent company                         30,654          17,947          5,137            (53,738)(a)           --
    Due from affiliates                                 --             187            351               (538)(a)           --
    Other current assets                                53           6,121          2,308                 --            8,482
                                                  --------        --------        -------        -----------         --------
                Total current assets                30,800         284,110         16,999            (54,276)         277,633
                                                  --------        --------        -------        -----------         --------

INVESTMENT IN SUBSIDIARIES                         414,091              --             --           (414,091)(b)           --
                                                  --------        --------        -------        -----------         --------

PROPERTY, PLANT AND
     EQUIPMENT, NET                                  1,318          58,027          8,102                 --           67,447
                                                  --------        --------        -------        -----------         --------

OTHER ASSETS:
     Excess of cost over acquired net
          assets, net of amortization                   --         223,412         18,651                 --          242,063
     Loans to officers                               3,583              --             --                 --            3,583
     Other                                           8,860           3,403            138                 --           12,401
                                                  --------        --------        -------        -----------         --------
                 Total other assets                 12,443         226,815         18,789                 --          258,047
                                                  --------        --------        -------        -----------         --------
                       TOTAL                      $458,652        $568,952        $43,890        $  (468,367)        $603,127
                                                  ========        ========        =======        ===========         ========

(a)      Elimination of inter-company receivables.
(b)      Elimination of investments in subsidiaries.

                             RAILWORKS CORPORATION
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                           (In Thousands) (Unaudited)


                                                     RAILWORKS
                                                    CORPORATION                        NON-
                                                      (PARENT        GUARANTOR       GUARANTOR
                                                   COMPANY ONLY)   SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                   -------------   ------------    ------------     ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Cash overdraft                                $     676         $  8,536        $     86         $      --         $   9,298
      Current maturities of long-term debt              3,820            4,593           5,679                --            14,092
      Accounts payable and accrued liabilities          2,216           60,686           1,250                --            64,152
      Accrued payroll and related withholdings             --            8,019             520                --             8,539
      Accrued interest payable                         10,470                1              34                --            10,505
      Billings in excess of costs and estimated
          Earnings on uncompleted contracts                --           19,064             344                --            19,408
      Due to parent company                            23,083           25,479           5,176           (53,738)(a)            --
      Due to affiliates                                    --              351             187              (538)(a)            --
      Other current liabilities                        15,787            7,370             561                --            23,718
                                                    ---------         --------        --------         ---------         ---------
      Total current liabilities                        56,052          134,099          13,837           (54,276)          149,712
                                                    ---------         --------        --------         ---------         ---------

LONG TERM DEBT                                        349,276            3,451             393                --           353,120
DEFERRED TAX LIABILITIES                                   --            3,078             285                --             3,363

EXCESS OF ACQUIRED NET ASSETS OVER
  COST, NET OF AMORTIZATION                                --            5,437              --                --             5,437
OTHER LIABILITIES                                          42            7,217              --                --             7,259
                                                    ---------         --------        --------         ---------         ---------
       Total long-term liabilities                    349,318           19,183             678                --           369,179
                                                    ---------         --------        --------         ---------         ---------

               Total liabilities                      405,370          153,282          14,515           (54,276)          518,891
                                                    ---------         --------        --------         ---------         ---------

STOCKHOLDERS' EQUITY:
       Series A, convertible preferred stock               14               --              --                --                14
       Common stock                                       123            3,429             378            (3,777)(b)           153
       Additional paid-in capital                     136,136          299,705          25,990          (325,695)(b)       136,136
       Inter-company funding                               --           51,545             (80)          (51,465)(b)            --
       Accumulated other comprehensive income              --               --            (871)               --              (871)
       Retained earnings (deficit)                    (82,991)          60,991           3,958           (33,154)(b)       (51,196)
                                                    ---------         --------        --------         ---------         ---------
               Total stockholders' equity              53,282          415,670          29,375          (414,091)           84,236
                                                    ---------         --------        --------         ---------         ---------

                          TOTAL                     $ 458,652         $568,952        $ 43,890         $(468,367)        $ 603,127
                                                    =========         ========        ========         =========         =========

(a)      Elimination of inter-company payables.
(b)      Elimination of investments in subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (In Thousands) (Unaudited)


                                               RAILWORKS
                                              CORPORATION                         NON-
                                              (PARENT CO.      GUARANTOR        GUARANTOR
                                                 ONLY)        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                              -----------     ------------     ------------     ------------       ------------
Revenue                                        $    --         $ 164,940         $ 6,177         $  (729)(a)        $ 170,388
Cost of revenue                                     --           135,973           5,034            (729)(a)          140,278
                                               -------         ---------         -------         -------            ---------

Gross profit                                        --            28,967           1,143              --               30,110
Selling, general and administrative
 expenses                                        2,645            14,729           1,380              --               18,754
Restructuring and other unusual charges            232                --              --              --                  232
                                               -------         ---------         -------         -------            ---------

Operating income                                (2,877)           14,238            (237)             --               11,124

Equity in earnings of subsidiaries               7,335                --              --          (7,335)(b)               --
Interest expense                                (9,842)             (254)           (139)             --              (10,235)
Other (expense) income                            (620)              293              90              --                 (237)
                                               -------         ---------         -------         -------            ---------

Income (loss) before income taxes               (6,004)           14,277            (286)         (7,335)                 652
Provision (benefit) for income taxes                --               587             (87)             --                  500
                                               -------         ---------         -------         -------            ---------

Net income (loss)                              $(6,004)        $  13,690         $  (199)        $(7,335)           $     152
                                               =======         =========         =======         =======            =========

(a)      Elimination of inter-company revenue.
(b)      Elimination of equity in earnings of subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (In Thousands) (Unaudited)


                                                      RAILWORKS
                                                     CORPORATION                      NON-
                                                     (PARENT CO.     GUARANTOR     GUARANTOR
                                                        ONLY)      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       CONSOLIDATED
                                                     -----------   ------------   ------------   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $(6,004)      $ 13,690       $  (199)      $ (7,335)(a)       $    152
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
 Depreciation and amortization                             335          4,308           601             --              5,244
 Bond discount amortization                                 18             --            --             --                 18
 Equity in earnings of subsidiaries                     (7,335)            --            --          7,335 (a)             --
 Gain on sale of equipment                                  --            (55)          (59)            --               (114)
 Loss on sale of subsidiary                                612             --            --             --                612
 Changes in operating assets and liabilities:
  Accounts receivable and costs and estimated
   earnings in excess of billings on uncompleted
   contracts                                               (29)        (9,172)        2,238             --             (6,963)
  Inventory                                                 --         (1,682)          173             --             (1,509)
  Other current assets                                     116         (1,039)           31             --               (892)
  Accounts payable and accrued liabilities                 109           (653)         (619)            --             (1,163)
  Accrued payroll and related withholdings                  --          4,369            84             --              4,453
  Accrued interest payable                               4,530              1            34             --              4,565
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       --         (2,312)           40             --             (2,272)
  Other current liabilities                              1,077            506          (143)            --              1,440
  Other assets                                             148            691            12             --                851
  Other liabilities                                        (26)          (549)          (99)            --               (674)
  Due (to)/from affiliates                                  --           (685)          685             --                 --
  Due (to)/from parent company                             734            463        (1,197)            --                 --
                                                       -------       --------       -------       --------           --------
    Net cash (used in) provided by operating
     Activities                                         (5,715)         7,881         1,582             --              3,748
                                                       -------       --------       -------       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                            --            133           115             --                248
 Purchase of equipment and leasehold improvements         (100)        (3,220)         (389)            --             (3,709)
 Proceeds from sale of subsidiary                        9,402           (262)           --             --              9,140
 Contingent earn-out payments                             (545)            --            --             --               (545)
                                                       -------       --------       -------       --------           --------
    Net cash provided by (used in)
     investing activities                                8,757         (3,349)         (274)            --              5,134
                                                       -------       --------       -------       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in bank overdraft                             (488)        (7,001)           86             --             (7,403)
 Net activity on revolving line of credit                3,571             --        (1,000)            --              2,571
 Payment of loan origination fees                          (46)            --            --             --                (46)
 Proceeds from long-term borrowing                          --            221            46             --                267
 Repayment of long-term borrowing                           --         (2,268)          (40)            --             (2,308)
 Repayment of term loan                                 (4,722)            --            --             --             (4,722)
 Repayment of seller notes                              (2,825)            --            --             --             (2,825)
                                                       -------       --------       -------       --------           --------
    Net cash used in Financing activities               (4,510)        (9,048)         (908)            --            (14,466)
                                                       -------       --------       -------       --------           --------

NET (DECREASE) INCREASE IN CASH                         (1,468)        (4,516)          400             --             (5,584)
EXCHANGE RATE EFFECT ON CASH                                --            (11)         (491)            --               (502)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                             1,532          5,420           186             --              7,138
                                                       -------       --------       -------       --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $    64       $    893       $    95       $     --            $ 1,052
                                                       =======       ========       =======       ========            =======

(a)      Elimination of equity in earnings of subsidiaries.

                             RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           (In Thousands) (Unaudited)


                                            RAILWORKS
                                           CORPORATION                         NON-
                                           (PARENT CO.      GUARANTOR       GUARANTOR
                                              ONLY)        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                           -----------     ------------    ------------      ------------       ------------
Revenue                                      $    --         $ 126,188         $ 4,474         $(5,297)(a)        $ 125,365
Cost of revenue                                   --           103,142           3,492          (5,297)(a)          101,337
                                             -------         ---------         -------         -------            ---------

Gross profit                                      --            23,046             982              --               24,028
Selling, general and administrative
 expenses                                        844             7,790             743              --                9,377
Depreciation and amortization expense             23             2,665             240              --                2,928
                                             -------         ---------         -------         -------            ---------

Operating (loss) income                         (867)           12,591              (1)             --               11,723

Equity in earnings of subsidiaries             8,434                --              --          (8,434)(b)               --
Interest expense                              (7,301)             (605)            (54)             --               (7,960)
Interest and other income                          2               399              63              --                  464
                                             -------         ---------         -------         -------            ---------

Income before income taxes                       268            12,385               8          (8,434)               4,227
Provision for income taxes                        --             1,792             110              --                1,902
                                             -------         ---------         -------         -------            ---------

Net income (loss)                            $   268         $  10,593         $  (102)        $(8,434)           $   2,325
                                             =======         =========         =======         =======            =========

(a)      Elimination of inter-company revenue.
(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           (In Thousands) (Unaudited)

                                                         RAILWORKS
                                                        CORPORATION                      NON-
                                                        (PARENT CO.    GUARANTOR      GUARANTOR
                                                           ONLY)      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                        -----------   ------------   ------------  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $    268       $ 10,593       $  (102)      $(8,434)(a)      $  2,325
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                23          4,376           444            --             4,843
  Bond discount amortization                                   16             --            --            --                16
  Equity in earnings of subsidiaries                       (8,434)            --            --         8,434(a)             --
  (Gain) loss on sale of equipment                             --            (77)           32            --               (45)
  Changes in operating assets and liabilities:
  Accounts receivable and costs and
    estimated earnings in excess of billings
    on uncompleted contracts                                  205         (4,934)        2,081            --            (2,648)
  Inventory                                                    --         (1,051)          431            --              (620)
  Other current assets                                     (1,262)          (250)          100            --            (1,412)
  Accounts payable and accrued liabilities                    421          2,773        (1,844)           --             1,350
  Accrued interest payable                                  4,709            (21)           --            --             4,688
  Accrued payroll and related withholdings                   (118)          (628)          164            --              (582)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          --         (3,357)         (283)           --            (3,640)
  Other current liabilities                                   (54)          (881)          (42)           --              (977)
  Other assets                                                 18           (119)          (81)           --              (182)
  Other liabilities                                          (630)        (7,297)          114            --            (7,813)
  Due (to)/from parent company                             (1,452)         5,439        (3,987)           --                --
                                                         --------       --------       -------       -------          --------
    Net cash (used in) provided by operating
      Activities                                           (6,290)         4,566        (2,973)           --            (4,697)
                                                         --------       --------       -------       -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment                                --          5,748            89            --             5,837
Purchase of equipment and leasehold improvements             (215)        (4,597)         (634)           --            (5,446)
Additional purchase consideration and contingent
  earn-out payments                                       (12,249)            --            --            --           (12,249)
                                                         --------       --------       -------       -------          --------
    Net cash (used in) provided by investing
      activities                                          (12,464)         1,151          (545)           --           (11,858)
                                                         --------       --------       -------       -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving line of credit                   25,298             --            --            --            25,298
Proceeds from long-term borrowing                              --             --         1,034            --             1,034
Direct financing costs paid                                  (236)            --            --            --              (236)
Payment of loan origination fees                              (48)            --            --            --               (48)
Repayment of seller notes                                  (4,845)            --            --            --            (4,845)
Repayment of long-term borrowing                              (75)        (6,112)           --            --            (6,187)
                                                         --------       --------       -------       -------          --------
  Net cash provided by (used in)
    Financing activities                                   20,094         (6,112)        1,034            --            15,016
                                                         --------       --------       -------       -------          --------

NET (DECREASE) INCREASE IN CASH                             1,340           (395)       (2,484)           --            (1,539)
EXCHANGE RATE EFFECT ON CASH                                   --             --           113            --               113
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                 (13)         1,283         3,347            --             4,617
                                                         --------       --------       -------       -------          --------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                 $  1,327       $    888       $   976       $    --          $  3,191
                                                         ========       ========       =======       =======          ========

(a)      Elimination of equity in earnings of subsidiaries.

6. CAPITAL STOCK AND STOCK INCENTIVE PLAN

         The Stock Incentive Plan reserves for issuance of 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's board of directors.

         During the first quarter of 2001 options covering an aggregate of 740,943 shares of common stock were issued under the Plan. Various key management employees were issued options on shares of common stock with an exercise price equal to the price of the common stock on the dates of each of the respective grants. In all cases, the options expire ten years after the date of grant.

7. SEGMENT REPORTING

         The following table presents certain financial data as of and for the three months ended March 31, 2001 by reportable segment (in thousands):

                                                             TRANSIT      RAIL PRODUCTS      RAIL          OTHER/
                                                             SERVICES     AND SERVICES       TRACK        CORPORATE          TOTAL
                                                             --------     -------------     -------       ---------         --------
            Total revenues for reportable segments           $101,224        $27,752        $43,981       $      --         $172,957
            Inter-segmental revenue                                --          1,529          1,040              --            2,569
            Depreciation/amortization                             271          1,212          2,051           1,710            5,244
            Segment operating profit (loss)                    11,799          1,980          1,614          (4,269)          11,124
            Costs and estimated earnings in excess of
              billings on uncompleted contracts                28,168             --          6,401              --           34,569
            Segment assets                                    184,711         77,502         99,647         488,748          850,608

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                    REVENUES:
                      Total revenues for reportable segments                 $ 172,957
                      Elimination of inter-segment revenues                     (2,569)
                                                                             ---------
                      Consolidated revenues                                  $ 170,388
                                                                             =========

                    ASSETS:
                      Total assets for reportable segments                   $ 850,608
                      Elimination of inter-segment receivables                 (33,436)
                      Elimination of investments in subsidiaries              (214,045)
                                                                             ---------
                      Consolidated assets                                    $ 603,127
                                                                             =========

         The Company's Canadian operations produced revenues for the three month period ended March 31, 2001 of approximately $6,177,000. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $26,753,000 as of March 31, 2001.

         The following table presents certain financial data as of and for the three months ended March 31, 2000 by reportable segment (in thousands):

                                                            TRANSIT      RAIL PRODUCTS      RAIL            OTHER/
                                                            SERVICES     AND SERVICES       TRACK         CORPORATE         TOTAL
                                                            --------     -------------     -------        ---------       --------
            Total revenues for reportable segments          $ 63,773        $28,040        $38,849        $      --       $130,662
            Inter-segmental revenue                            3,432          1,037            828               --          5,297
            Depreciation/amortization                            182          1,493          1,764            1,404          4,843
            Segment operating profit (loss)                    5,119          4,080          3,391             (867)        11,723
            Costs and estimated earnings in excess of
              billings on uncompleted contracts               59,839          4,598          7,436               --         71,873
            Segment assets                                   134,960         68,288         71,759          452,082        727,089

         The segment data presented above as of and for the three months ended March 31, 2000 has been restated to reflect changes in the organization of the Company's segment structure.

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                 REVENUES:
                   Total revenues for reportable segments                        $ 130,662
                   Elimination of inter-segment revenues                            (5,297)
                                                                                 ---------
                   Consolidated revenues                                         $ 125,365
                                                                                 =========

                 ASSETS:
                   Total assets for reportable segments                          $ 727,089
                   Elimination of inter-company receivables/payables                (6,671)
                   Elimination of investments in subsidiaries                     (143,154)
                                                                                 ---------
                   Consolidated assets                                           $ 577,264
                                                                                 =========

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

Our consolidated balance sheet as of March 31, 2001 includes all companies that were acquired as of March 31, 2001. Our statement of operations and statement of cash flows for the three months ended March 31, 2001 includes the results of operations and cash flows of all companies acquired as of December 31, 2000. There were no acquisitions during the three months ended March 31, 2001. Our consolidated balance sheet as of December 31, 2000 includes all companies that were acquired as of December 31, 2000. Our statement of operations and statement of cash flows for the three months ended March 31, 2000 include the results of operations and cash flows of all companies acquired as of December 31, 1999. There were no acquisitions during the three months ended March 31, 2000.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

Revenue. Revenue increased $45.0 million, or 35.9%, from $125.4 million for the three months ended March 31, 2000 to $170.4 million for the three months ended March 31, 2001. The increase in revenue for the three months ended March 31, 2001 was due primarily to increased revenue in the transit services segment and the southwest division of the track services segment as well as the addition of revenue from the 2000 Acquired Companies. These increases were offset by decreased revenue from several of our subsidiaries in the rail products and services segment.

         Transit services revenue increased $40.9 million, or 67.8%, from $60.3 million for the three months ended March 31, 2000 to $101.2 million for the three months ended March 31, 2001. Approximately $10.5 million of the increase in revenue for the three months ended March 31, 2001 was due to the addition of revenue from the acquisition of HSQ Technology Corporation and Breaking Technologies, Inc. In addition, approximately $8.7 million of the increase arises from three commercial contracts; $14.2 million arises from five power and industrial contracts; and $6.9 million arises from seven national transit contracts. The remaining increase is a result of an overall increase in revenue across the entire transit segment.

         Rail products and services revenue decreased $0.8 million, or 3.0%, from $27.0 million for the three months ended March 31, 2000 to $26.2 million for the three months ended March 31, 2001. This decrease in revenue for the three months ended March 31, 2001 was the result of a decrease in revenue related to three of our rail products and services subsidiaries and the sale of FCM Rail, Ltd. during February 2001. These decreases were partially offset by the addition of approximately $3.2 million of revenue from the acquisition of The Western Tar Products Corporation and Hovey Industries, Ltd.

         Rail track services revenue increased $4.9 million, or 12.9%, from $38.1 million for the three months ended March 31, 2000 to $43.0 million for the three months ended March 31, 2001. This increase is a result of an increase in revenue in our southwest division.

Gross Profit. Gross profit increased $6.1 million, or 25.4%, from $24.0 million for the three months ended March 31, 2000 to $30.1 million for the three months ended March 31, 2001. Approximately $3.2 million of the increase in gross profit for the three months ended March 31, 2001 was due to additional gross profit from the 2000 Acquired Companies. The remaining increase is the result of additional gross profit realized on additional revenues in the transit segment offset by decreases in gross profit in the rail products and services segment and the rail track services segment. The gross profit percentage decreased from 19.2% for the three months ended March 31, 2000 to 17.7% for the three months ended March 31, 2001. This decrease was due primarily to the effects of adverse weather conditions, the general slowing of the Class I Railroad market and overall competitive pressures upon the rail products and services segment and the rail track services segment.

         Transit services gross profit increased $8.5 million or 89.5% from $9.5 million for the three months ended March 31, 2000 to $18.0 million for the three months ended March 31, 2001. Approximately $3.2 million of the increase in gross profit for the three months ended March 31, 2001 was due to the addition of gross profit from the two transit services companies acquired during 2000 and $1.5 million of the increase is a result of increased margins on a single project. The remaining increase is a result of the increased revenue in the commercial, power and industrial and national transit lines of business discussed above. The gross profit percentage increased from 15.8% for the three months ended March 31, 2000 to 17.8% for the three months ended March 31, 2001. This percentage increase was due primarily to the higher gross margin percentages of the two transit services companies acquired during 2000 as well as the increased gross profit related to the referenced project.

         Rail products and services gross profit decreased $.6 million, or 9.4%, from $6.4 million for the three months ended March 31, 2000 to $5.8 million for the three months ended March 31, 2001. The decrease in gross profit for the three months ended March 31, 2001 was due to an overall decrease in gross profit in the entire rail products and services segment offset by the addition of approximately $.3 million of gross profit from the two rail products and services companies acquired during 2000. The gross profit percentage decreased from 23.7% for the three months ended March 31, 2000 to 22.1% for the three months ended March 31, 2001. The decrease in gross profit and gross profit percentage for the rail products and services segment was the result of the general slowing of the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

         Rail track services gross profit decreased $1.8 million, or 22.2%, from $8.1 million for the three months ended March 31, 2000 to $6.3 million for the three months ended March 31, 2001. The gross profit percentage decreased from 21.3% for the three months ended March 31, 2000 to 14.7% for the three months ended March 31, 2001. The decrease in gross profit and gross profit percentage for the rail track services segment was due to an overall increase in competitive pressures resulting from a general slowing of the Class I Railroad market, as well as adverse weather conditions during the first quarter of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million or 54.5%, from $12.3 million for the three months ended March 31, 2000 to $19.0 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three months ended March 31, 2001 was due primarily to the addition of selling, general and administrative expense of the 2000 Acquired Companies as well as additional costs incurred in developing a centralized hub in the rail products and services and rail track services segments, increased selling, general and administrative expenses associated with the growth of the transit segment and $0.2 million of restructuring and other unusual charges related to the Company's Plan. As a percentage of revenue, selling, general and administrative expenses increased from 9.8% for the three months ended March 31, 2000 to 11.2% for the three months ended March 31, 2001. This percentage increase was due primarily to the addition of the higher selling, general and administrative cost structures of the 2000 Acquired Companies.

         Transit services selling, general and administrative expenses increased $2.2 million or 55.0%, from $4.0 million for the three months ended March 31, 2000 to $6.2 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three months ended March 31, 2001 was due primarily to the addition of approximately $1.5 million of selling, general and administrative expenses from the two transit services companies acquired during 2000. The remaining increase is a result of the overall growth of the segment. As a percentage of segment revenue, selling, general and administrative expenses decreased from 6.6% for the three months ended March 31, 2000 to 6.1% for the three months ended March 31, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base.

         Rail products and services selling, general and administrative expenses increased $1.9 million, or 95.0%, from $2.0 million for the three months ended March 31, 2000 to $3.9 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three months ended March 31, 2001 was due primarily to the addition of selling, general and administrative expenses from the two rail products and services companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.4% for the three months ended March 31, 2000 to 14.9% for the three months ended March 31, 2001. This percentage increase was the result of additional costs incurred to establish a centralized hub for the rail products and services segment as well as the addition of the higher selling, general and administrative cost structures of the 2000 Acquired Companies.

         Rail track services selling, general and administrative expenses increased $.9 million, or 23.7%, from $3.8 million for the three months ended March 31, 2000 to $4.7 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three months ended March 31, 2001 was due primarily to the development of a centralized hub for the rail track services segment and additional costs incurred to integrate the operations of the segment. As a percentage of segment revenue, selling, general and administrative expenses increased from 10.0% for the three months ended March 31, 2000 to 10.9% for the three months ended March 31, 2001. This percentage increase was primarily the result of additional costs incurred to establish a centralized hub for the rail track services segment.

Corporate selling, general and administrative expenses increased $1.7 million, or 68.0%, from $2.5 million for the three months ended March 31, 2000 to $4.2 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses for the three months ended March 31, 2001 was due primarily to the increased level of overhead to administer the larger operations in 2001. As a percentage of total revenue, selling, general and administrative expenses increased from 2.0% for the three months ended March 31, 2000 to 2.5% for the three months ended March 31, 2001. The increase in percentage results from the development of a larger overhead structure compared to the prior year in order to manage the increased size and complexity of the Company's operations.

Interest Expense. Interest expense increased $2.2 million, or 27.5%, from $8.0 million for the three months ended March 31, 2000 to $10.2 million for the three months ended March 31, 2001. The increase in interest expense for the three months ended March 31, 2001 was due primarily to the increase in average total debt outstanding of $303.0 million for the three months ended March 31, 2000 at an effective interest rate of 10.6% to $374.0 million for the three months ended March 31, 2001 at an effective interest rate of 10.9%. General interest rates have risen during this period, which adversely affects our variable rate debt.

Taxes. The Company's effective income tax rate increased to 76.7% for the three months ended March 31, 2001 from 45.0% for the three months ended March 31, 2000. This increase is primarily attributable to the Company's decreased level of earnings in the current year relative to the amount of non-deductible goodwill amortization expense associated with certain acquisitions.

Net Income. Net income decreased $2.1 million, from $2.3 million for the three months ended March 31, 2000 to $.2 million for the three months ended March 31, 2001, as a result of the items mentioned above.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. At March 31, 2001, we had working capital of approximately $127.9 million. Net cash provided by operating activities for the three months ended March 31, 2001 was approximately $3.7 million. Net cash provided by investing activities for the three months ended March 31, 2001 was approximately $5.1 million, which consisted primarily of cash proceeds from the sale of a subsidiary offset by cash payments for capital expenditures. Net cash used in financing activities for the three months ended March 31, 2001 was approximately $14.5 million, which included borrowings of approximately $2.8 offset by debt repayments and reduction of cash overdraft of approximately $17.3 million.

         Capital expenditures were $3.7 million and $5.4 million for the three months ended March 31, 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

         We anticipate total capital expenditures of approximately $15 million for equipment and leasehold improvements in 2001. This investment, which we expect to finance primarily with working capital and vendor financing, relates to the anticipated facility consolidations of the operating companies, the continued installation and expansion of a comprehensive financial reporting computer system and the purchase or lease of supplemental machinery and equipment needed to meet operational demands.

         In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill as of March 31, 2001 relating to 2000 operating performance amounted to approximately $13.6 million as adjusted based on finalized earn-out calculations. Such amounts are to be paid throughout 2001.

         Working capital is financed with funds from operations together with borrowings under our Amended and Restated Credit Agreement, dated April 28, 2000, as amended December 13, 2000 and February 13, 2001, (the "Credit Agreement"). At January 1, 2001, we had a $100 million amortizing term loan that matures on September 30, 2006 and a $125 million revolving credit facility that matures on November 5, 2004, consisting of an "Aggregate Revolving Committed Amount" of $125 million and an "Available Revolving Committed Amount" of $100 million. The credit facilities are secured by a first lien on all of the capital stock of our subsidiaries and certain assets of our domestic subsidiaries. The credit facilities contain a negative pledge on all of our domestic subsidiaries' assets as well as other usual and customary covenants and events of default for transactions of the type contemplated by the credit facilities. Borrowings under the credit facilities bear interest, at our option, at an interest rate equal to
(1) LIBOR plus the applicable margin for LIBOR loans, which ranges from 125 basis points to 400 basis points based on the ratio of Funded Debt to EBITDA (as such terms are defined in the credit facility) or (2) the Alternate Base Rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus 50 basis points) plus up to 250 basis points based on the ratio of Funded Debt to EBITDA. Borrowings under the term loan are, at our option, at an interest rate based on (1) LIBOR plus the applicable spread or (2) the Alternative Base Rate (ABR) plus the applicable spread.

Credit Agreement. At March 31, 2001, we had an aggregate of $175.3 million of borrowings outstanding under the Credit Agreement, which bore interest at a weighted average rate of 9.09% per annum at such date, and had aggregate borrowing availability under the Credit Agreement of $15.3 million (see Amendment below). Due to the limited remaining availability under the line of credit, the Company is considering requesting an increase to the maximum availability under the line in order to fund working capital and contingent purchase price requirements.

         On February 13, 2001 the Company entered into a second amendment to the Credit Agreement pursuant to which the Company was granted approval to execute the sale for cash of the capital stock of its wholly owned subsidiary, FCM Rail, Ltd. As a result of this sale the revolving credit facility was reduced by $4.9 million and the Aggregate Revolving Committed Amount and the Available Revolving Committed Amount under the revolving credit facility were reduced by $3.9 million each to $121.1 million and $96.1 million, respectively, by the portion of the sale proceeds applicable to the Revolving Credit. Similarly, the term loan facility was reduced by prepayments totaling $4.5 million, which were applied in inverse order of maturities to the final scheduled principal repayment of the term loan. The Amendment also revised two leverage ratios and established a new Minimum Net Worth covenant in order to accommodate the impact on certain financial covenants of the disposition of FCM Rail, Ltd. There was no interest pricing increase nor were any fees payable in connection with obtaining the Amendment. As of March 31, 2001, we were in full compliance with the terms of the Credit Agreement and we expect to remain in compliance for the foreseeable future.

Cash Management. Our recently implemented improved cash management system has improved the ability of management to supervise cash collections and disbursements. Under the new system, excess funds are applied against outstanding revolving credit balances. Cash overdrafts represent checks outstanding under the program as of March 31, 2001.

         We believe that funds generated from operations, together with existing cash and borrowings under our revolving credit facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth. However, as discussed above, an increase to the revolving credit facility may need to be provided to finance the Company's working capital needs and other requirements.

INFLATION

         We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

CAUTIONARY STATEMENTS

         This quarterly report may contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. You can find discussions containing forward-looking statements in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in other sections. We use the words "believes," "anticipates," "expects", "estimates," "plans," "intends" and similar expressions so as to identify forward-looking statements. All forward-looking statements involve substantial risks and uncertainties. There may be events in the future that we are not accurately able to predict, or over which we have no control.

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

Lack of Combined Operating History. Our company was founded in March 1998 but conducted no operations and generated no revenue until we completed the initial public offering, or IPO, of our common stock in August 1998. We acquired 14 groups of companies concurrently with the completion of our IPO and have acquired an additional 21 operating companies, or groups of companies, since the IPO through March 31, 2001. The integration of our operating companies, while allowing them to retain decentralized operations and management, is important to our operating and growth strategies and the achievement of efficiencies in our combined operations. We may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to manage effectively the combined enterprise. Certain members of our management group have only recently joined our company and there can be no assurance that the management group will be able to implement our operating strategies. We cannot assure you that we will be able to establish, maintain or increase the profitability of the operating companies. Our financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, our financial statements may not be indicative of our future results of operations. Any failure by our management group to implement our strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, dispose of non-strategic subsidiaries or effectively oversee the combined entity could have a material adverse effect on our business, financial condition and results of operations.

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

Competition. The rail system services and products industry is highly competitive. Numerous companies provide services to transit authorities, construct and repair rail systems or sell related products or services, and some of these companies operate in more than one of these lines of business. Some of our competitors have greater resources than we have, may also provide a broad range of services and products, and may have sufficient bonding capacity and other resources to undertake large projects. Any inability to compete successfully against our existing and future competitors would have a material adverse effect on our business, financial condition and results of operations. Certain of our operating companies also provide electrical contracting services to non-rail industrial and commercial customers. While we believe that we currently compete effectively in the non-rail electrical contracting business, this industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. Additionally, we could face competition in the future from other competitors entering our markets.

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

Unionized Workforce. Approximately 50% of our employees are covered under collective bargaining agreements. We cannot assure you that future work stoppages will not affect us. In addition, labor agreements are generally negotiated on an industry-wide basis and the terms and conditions of future labor agreements could be beyond our control. We may be subject to terms and conditions in future labor agreements that could have a material adverse effect on our business, financial condition and results of operations.

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


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of March 31, 2001, interest rate exposure has been principally limited to the $180.9 million of long-term debt outstanding at March 31, 2001 under our credit facilities. All of that debt bears interest at rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $905,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of March 31, 2001.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         (i)      Changes in Securities

                  None.

         (ii)     Use of Proceeds

                  None.

         (iii)    Recent Sales of Unregistered Securities

                  During the three months ended March 31, 2001, we issued to 81 employees of RailWorks options to purchase a combined total of 740,943 shares of the Company's common stock. The exercise price of the options was the market price of the stock on the date of grant. The options expire ten years after the date of grant.

Item 3.  Default Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibit List:

                         10.49    --     Amended and Restated Employment Agreement, dated
                                         March 1, 2001 between RailWorks Corporation and
                                         Michael R. Azarela.
                         10.50    --     Amended and restated Employment Agreement, dated
                                         March 1, 2001 between RailWorks Corporation and
                                         John Larkin.
                         10.51    --     Amendment No. 2, dated February 22, 2001, to the
                                         Amended and Restated Credit Agreement dated
                                         April 28, 2000 among RailWorks Corporation, as
                                         Borrower, Certain Subsidiaries, as Guarantors, the Lenders
                                         named therein, First Union National Bank, as Documentation
                                         Agent, and Bank of America, N.A., as Administrative Agent.


                  b)       Reports on Form 8-K:

                           A current report on Form 8-K, which included and reported "Other events" under item 5, was filed on March 27, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       RailWorks Corporation


                                       /s/ Edward M. Cumberledge
                                       -----------------------------------------
                                       By: Edward M. Cumberledge
                                       Vice President and
                                       Chief Financial Officer


Date: May 4, 2001

                                  EXHIBIT INDEX

                                                                                         Page
                                                                                         -----
              10.49    --     Amended and Restated Employment Agreement, dated           27-40
                              March 1, 2001 between RailWorks Corporation and
                              Michael R. Azarela.
              10.50    --     Amended and restated Employment Agreement, dated           41-54
                              March 1, 2001 between RailWorks Corporation and
                              John Larkin.
              10.51    --     Amendment No. 2, dated February 22, 2001, to the           55-63
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