Form 10-Q
period 2001-06-30
RAILWORKS CORP
filed 2001-08-20
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from              to
                                                 ------------    ------------

                         Commission file number 0-24639

                              RAILWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                   58-2382378
             (State of Organization)                (IRS Employer Identification
                                                                 No.)

6225 Smith Avenue, Suite 200, Baltimore, Maryland                 21209
     (Address of principal executive office)                   (Zip Code)

       (Registrant's telephone number, including area code) (410) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

15,212,585 shares of Common Stock were outstanding as of July 23, 2001.

                              RailWorks Corporation

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

  Item 1 - Consolidated Financial Statements:
     Consolidated Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000                                    3
     Consolidated Statements of Operations for the three months ended
           June 30, 2001 (unaudited) and 2000 (unaudited)                       4
     Consolidated Statements of Operations for the six months ended
           June 30, 2001 (unaudited) and 2000 (unaudited)                       5
     Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 (unaudited) and 2000 (unaudited)                       6
     Notes to Consolidated Financial Statements (unaudited)                  7-23

  Item 2 - Management's Discussion and Analysis of Financial                24-36
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk          36



PART II - OTHER INFORMATION

  Items 1 through 6                                                         36-38
  Signatures                                                                   39


EXHIBIT INDEX                                                                  40

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(in thousands, except share and per share data)



                                                                                    (Unaudited)
                                 ASSETS                                              June 30,         December 31,
                                                                                        2001              2000
                                                                                    -----------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $   1,561         $   7,138
  Accounts receivable, net of allowance for doubtful accounts of
    $12,770 and $1,581, respectively                                                   180,335           192,840
  Costs and estimated earnings in excess of billings on uncompleted contracts           55,095            31,638
  Inventories:
    Raw materials                                                                       15,171            21,207
    Finished goods                                                                      15,440            10,091
  Deferred tax asset                                                                        --             5,436
  Other current assets                                                                   7,429            10,336
                                                                                     ---------         ---------
      Total current assets                                                             275,031           278,686
                                                                                     ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      53,908            83,075
                                                                                     ---------         ---------
OTHER ASSETS:
    Excess of cost over net assets acquired, net of amortization                       230,166           242,678
    Other                                                                               10,553            10,824
                                                                                     ---------         ---------
      Total other assets                                                               240,719           253,502
                                                                                     ---------         ---------

          TOTAL                                                                      $ 569,658         $ 615,263
                                                                                     =========         =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                                                     $   7,754         $  16,766
  Current portion of long-term debt                                                    368,055            22,733
  Accounts payable                                                                      85,073            67,160
  Accrued payroll and related withholdings                                               7,710             5,103
  Accrued interest payable                                                               5,339             5,940
  Billings in excess of costs and estimated earnings on uncompleted contracts           13,634            21,680
  Other accrued liabilities                                                             24,471            19,324
                                                                                     ---------         ---------
      Total current liabilities                                                        512,036           158,706
                                                                                     ---------         ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      --           358,166
DEFERRED TAX LIABILITY                                                                     900             3,526
EXCESS OF NET ASSETS ACQUIRED OVER COST, NET OF AMORTIZATION                             5,399             5,475
OTHER LIABILITIES                                                                        4,954             7,968
                                                                                     ---------         ---------
      Total long-term liabilities                                                       11,253           375,135
                                                                                     ---------         ---------
        Total liabilities                                                              523,289           533,841
                                                                                     ---------         ---------

WARRANTS PAYABLE                                                                         1,211                --
MINORITY INTEREST                                                                        2,226                --

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $1.00 par value, authorized
    10,000,000 shares, 13,700 shares issued and outstanding                                 14                14
  Common stock, $0.01 par value, authorized 100,000,000 shares,
   15,512,585 issued and 15,212,585 outstanding at June 30, 2001 and
   15,369,761 shares issued and outstanding at December 31, 2000
                                                                                           155               153
  Treasury stock                                                                          (960)               --
  Officer loans, net                                                                    (3,583)           (3,583)
  Additional paid-in capital                                                           136,572           136,136
  Accumulated other comprehensive (loss) income                                           (547)               50
  Retained deficit                                                                     (88,719)          (51,348)
                                                                                     ---------         ---------
      Total stockholders' equity                                                        42,932            81,422
                                                                                     ---------         ---------
          TOTAL                                                                      $ 569,658         $ 615,263
                                                                                     =========         =========

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, except share and per share data)

                                                                               (Unaudited)
                                                                        2001                 2000
                                                                   ------------         ------------
Revenue                                                            $    198,280         $    154,664
Cost of revenue                                                         191,113              120,773
                                                                   ------------         ------------

Gross profit                                                              7,167               33,891
Selling, general and administrative expenses                             17,324               17,006
Restructuring and other unusual charges                                     650                   --
                                                                   ------------         ------------

Operating (loss) income                                                 (10,807)              16,885
                                                                   ------------         ------------

Other expense:
  Interest expense                                                      (10,258)              (8,430)
  Interest and other income                                                 153                1,058
  Loss on sale of subsidiary                                            (13,964)                  --
                                                                   ------------         ------------

     Other expense, net                                                 (24,069)              (7,372)
                                                                   ------------         ------------

(Loss) income before income taxes, minority interest
   and extraordinary item                                               (34,876)               9,513
Provision for income taxes                                                3,244                4,091
                                                                   ------------         ------------

(Loss) income before minority interest and
   extraordinary item                                                   (38,120)               5,422
Minority interest in losses                                                  60                   --
                                                                   ------------         ------------

(Loss) income before extraordinary item                                 (38,060)               5,422
Extraordinary gain on extinguishment of debt, net of tax                    537                   --
                                                                   ------------         ------------

Net (loss) income                                                  $    (37,523)        $      5,422
                                                                   ============         ============

Basic (loss) earnings per share before extraordinary item          $      (2.48)        $        .38
Basic earnings per share from extinguishment of debt                        .04                   --
                                                                   ------------         ------------
Basic (loss) earnings per share                                    $      (2.44)        $        .38
                                                                   ============         ============

Diluted (loss) earnings per share before extraordinary item        $      (2.48)        $        .35
Diluted earnings per share from extinguishment of debt                      .04                   --
                                                                   ------------         ------------
Diluted (loss) earnings per share                                  $      (2.44)        $        .35
                                                                   ============         ============

Weighted average shares used in computing
   basic earnings per share                                          15,354,450           14,366,234
                                                                   ============         ============

Weighted average shares used in computing
   diluted earnings per share                                        15,354,450           15,739,153
                                                                   ============         ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, except share and per share data)

                                                                             (Unaudited)
                                                                       2001                 2000
                                                                   ------------         ------------
Revenue                                                            $    368,668         $    280,028
Cost of revenue                                                         331,391              222,109
                                                                   ------------         ------------

Gross profit                                                             37,277               57,919
Selling, general and administrative expenses                             36,078               29,310
Restructuring and other unusual charges                                     881                   --
                                                                   ------------         ------------

Operating income                                                            318               28,609
                                                                   ------------         ------------

Other expense:
  Interest expense                                                      (20,493)             (16,391)
  Interest and other income                                                 527                1,522
  Loss on sale of subsidiaries                                          (14,576)                  --
                                                                   ------------         ------------

     Other expense, net                                                 (34,542)             (14,869)
                                                                   ------------         ------------

(Loss) income before income taxes, minority interest
   and extraordinary item                                               (34,224)              13,740
Provision for income taxes                                                3,744                5,993
                                                                   ------------         ------------

(Loss) income before minority interest and
   extraordinary item                                                   (37,968)               7,747
Minority interest in losses                                                  60                   --
                                                                   ------------         ------------

(Loss) income before extraordinary item                                 (37,908)               7,747
Extraordinary gain on extinguishment of debt, net of tax                    537                   --
                                                                   ------------         ------------

Net (loss) income                                                  $    (37,371)        $      7,747
                                                                   ============         ============

Basic (loss) earnings per share before extraordinary item          $      (2.47)        $        .54
Basic earnings per share from extinguishment of debt                        .04                   --
                                                                   ------------         ------------
Basic (loss) earnings per share                                    $      (2.43)        $        .54
                                                                   ============         ============

Diluted (loss) earnings per share before extraordinary item        $      (2.47)        $        .50
Diluted earnings per share from extinguishment of debt                      .04                   --
                                                                   ------------         ------------
Diluted (loss) earnings per share                                  $      (2.43)        $        .50
                                                                   ============         ============

Weighted average shares used in computing basic
   Earnings per share                                                15,362,063           14,359,567
                                                                   ============         ============

Weighted average shares used in computing
   diluted earnings per share                                        15,362,063           15,734,808
                                                                   ============         ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands)

                                                                                                    (Unaudited)
                                                                                               2001              2000
                                                                                             --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                            $(37,371)        $   7,747
Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                              10,523            10,468
    Deferred tax valuation allowance                                                            2,964                --
    Non-cash gain on extinguishment of bonds                                                     (537)               --
    Non-cash restructuring and other special charges                                             (630)               --
    Provision for accounts receivable, claims, loss contracts and costs and estimated
        earnings in excess of billings on uncompleted contracts                                21,115                --
    Bond discount amortization                                                                     36                33
    Gain on sale of equipment                                                                    (128)             (280)
    Loss on sale of subsidiaries                                                               14,576                --
    Change in operating assets and liabilities:
       Accounts receivable and costs and estimated earnings in excess of billings
        on uncompleted contracts                                                              (49,208)          (25,282)
       Inventories                                                                                872            (1,374)
       Other current assets                                                                    (1,000)           (5,313)
       Accounts payable and accrued liabilities                                                29,337            (2,814)
       Accrued payroll and related withholdings                                                 3,624              (169)
       Accrued interest payable                                                                  (601)              332
       Billings in excess of costs and estimated earnings on  uncompleted contracts            (5,672)           (1,640)
       Other current liabilities                                                                2,680               (60)
       Other assets                                                                               827               114
       Other liabilities                                                                       (1,198)          (10,032)
                                                                                             --------         ---------
                 Net cash used in operating activities                                         (9,791)          (28,270)
                                                                                             --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                               351             8,590
    Purchase of equipment and leasehold improvements                                           (6,378)          (15,353)
    Proceeds from sale of subsidiary                                                           23,126                --
    Acquisitions of subsidiaries, net of cash acquired                                            (48)          (18,613)
    Contingent earn-out payments                                                               (3,239)          (17,372)
                                                                                             --------         ---------
                 Net cash provided by (used in) investing activities                           13,812           (42,748)
                                                                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in bank overdraft                                                               (7,717)               --
    Net activity on revolving line of credit                                                   10,635             9,826
    Debt issuance costs                                                                            --              (236)
    Payment of loan origination fees                                                             (171)           (2,606)
    Proceeds from fixed asset borrowings                                                          284             8,994
    Proceeds from term loan borrowing                                                              --           100,000
    Repayments of fixed asset borrowings                                                       (3,877)          (11,710)
    Repayments of term loan                                                                    (4,972)          (29,925)
    Repayments of seller notes                                                                 (3,457)           (6,550)
    Proceeds from exercise of stock options                                                         4                --
                                                                                             --------         ---------
                Net cash (used in) provided by financing activities                            (9,271)           67,793
                                                                                             --------         ---------

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                                (327)               90
                                                                                             --------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (5,577)           (3,135)
CASH AND CASH EQUIVALENTS, beginning of period                                                  7,138             4,617
                                                                                             --------         ---------

CASH AND CASH EQUIVALENTS, end of period                                                     $  1,561         $   1,482
                                                                                             ========         =========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                                 $ 20,118         $  12,970
                                                                                             ========         =========
    Cash paid during the period for income taxes                                             $    916         $   4,319
                                                                                             ========         =========


                 See Notes to Consolidated Financial Statements.

                              RAILWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         As described in Note 4 below, effective June 18, 2001, the Company entered into an amendment (the "Third Amendment") to its Amended and Restated Credit Agreement (the "Credit Agreement") pursuant to which the Company's available revolving credit commitment was increased to $111,000,000 through September 30, 2001. Upon the expiration of the Third Amendment (as defined), the available revolving credit commitment will be reduced to a level that will not allow the Company to fund its current operations. Further, as described in
Note 4, the Company is currently in default under certain covenants under the Third Agreement and the Credit Agreement and unless the Company is able to obtain a further amendment to the Credit Agreement, it is likely that the Company will be in default under certain additional covenants under the Credit Agreement. Any acceleration of the borrowings under the Credit Agreement would cause a default under the indenture governing the Company's Senior Subordinated Notes (the "Notes"). In addition, without an amendment to the Credit Agreement that will increase the availability under the revolving credit commitment (as discussed below), the Company does not believe that it will be able to make its scheduled interest payment of approximately $10 million on the Notes due on October 15, 2001. These defaults could give the lenders under the Credit Agreement (the "Lenders") and holders of the Notes the right to accelerate the maturity of all principal and interest amounts under the Company's debt agreements (see Note 4).

         The Company is seeking a further amendment to its Credit Agreement that would contain covenants that are more favorable to the Company and an increased revolving credit commitment. Unless the Company is able to reach such an agreement with its Lenders and the Lenders waive the current defaults, it is likely that the Company will be prevented from using additional borrowings under the Credit Agreement, would not be able to fund continuing operations and would not have the cash available to repay the outstanding borrowings, if accelerated, on a timely basis, if at all. Due to its current limited access to capital, the Company has recently been unable to fund all of its accounts payable within the prescribed time periods. Further, the Company's ability to obtain bonding on its contracts may be significantly impacted as described in
Note 9 below which could result in an inability to secure new business. If these events were to occur, it would have a material adverse effect on the Company's operations and financial condition and its ability to continue as a going-concern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company believes that the impact of this statement will not have an effect on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test, with any adjustments thereto resulting in a separate charge to earnings in the period in which the impairment took place. It also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. This standard becomes effective on January 1, 2002 for goodwill and intangible assets existing as of June 30, 2001 and immediately for goodwill and intangible assets acquired after June 30, 2001. The Company is assessing these matters and has not yet determined the extent to which this statement will impact the Company's financial statements.

OFFICER LOANS

         The Company has certain officer loans secured by common stock which have been classified as a contra equity account, net of applicable reserves.

ACCOUNTS RECEIVABLE

         Included in accounts receivable on the accompanying consolidated balance sheets are approximately $13.1 million and approximately $5.9 million of contractually billable receivables as of June 30, 2001 and December 31, 2000, respectively, which are billed shortly after the balance sheet date.

INCOME TAXES

         Due to the uncertainty as to the realizability of the Company's deferred tax assets, an additional valuation allowance of approximately $3.0 million was recorded in the current tax provision to reduce the Company's deferred tax assets.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation.

2.       EARNINGS PER SHARE

         In accordance with SFAS No. 128, the Company reports its (loss) earnings per share (EPS) in basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable.


         The following is the computation of earnings per share for the three months ended June 30, 2001 and 2000 (in thousands, except per share data):



                                                       2001              2000
                                                    ----------         -------
(Loss) income before extraordinary item             $  (38,060)        $ 5,422
Extraordinary gain on extinguishment of debt               537              --
                                                    ----------         -------
Net (loss) income                                   $  (37,523)        $ 5,422
                                                    ==========         =======

Shares used for determining basic EPS                   15,354          14,366

Dilutive effect of:
   Stock options                                             *               3
   Warrants outstanding                                      *              --
   Convertible preferred shares                              *           1,370
                                                    ----------         -------

Shares used for determining diluted EPS                 15,354          15,739
                                                    ==========         =======

Basic EPS before extraordinary item                 $    (2.48)        $   .38
Basis EPS from extraordinary gain                          .04              --
                                                    ----------         -------
Basic EPS                                           $    (2.44)        $   .38
                                                    ==========         =======

Diluted EPS before extraordinary item               $    (2.48)        $   .35
Diluted EPS from extraordinary gain                        .04              --
                                                    ----------         -------
Diluted EPS                                         $    (2.44)        $   .35
                                                    ==========         =======


   * Due to the net loss recognized in 2001, outstanding stock options, warrants and convertible preferred shares would be anti-dilutive and therefore were excluded.

    The following is the computation of earnings per share for the six months ended June 30, 2001 and 2000 (in thousands, except per share data):

                                                       2001              2000
                                                    ----------         -------
(Loss) income before extraordinary item             $  (37,908)        $ 7,747
Extraordinary gain on extinguishment of debt               537              --
                                                    ----------         -------
Net (loss) income                                   $  (37,371)        $ 7,747
                                                    ==========         =======

Shares used for determining basic EPS                   15,362          14,360

Dilutive effect of:
   Stock options                                             *               5
   Warrants outstanding                                      *              --
   Convertible preferred shares                              *           1,370
                                                    ----------         -------

Shares used for determining diluted EPS                 15,362          15,735
                                                    ==========         =======

Basic EPS before extraordinary item                 $    (2.47)        $   .54
Basis EPS from extraordinary gain                          .04              --
                                                    ----------         -------
Basic EPS                                           $    (2.43)        $   .54
                                                    ==========         =======

Diluted EPS before extraordinary item               $    (2.47)        $   .50
Diluted EPS from extraordinary gain                        .04              --
                                                    ----------         -------
Diluted EPS                                         $    (2.43)        $   .50
                                                    ==========         =======

   * Due to the net loss recognized in 2001, outstanding stock options, warrants and convertible preferred shares would be anti-dilutive and therefore were excluded.

3.       RESTRUCTURING AND OTHER UNUSUAL CHARGES

         During the year ended December 31, 2000, the Company's management and Board of Directors conducted and completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "Plan") involved systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around three lines of business. The Plan resulted in reduction of the Company's headcount, consolidation of certain facilities and identification of other synergies and cost reduction opportunities available to the Company.

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

         During the year ended December 31, 2000, the Company recorded liabilities of approximately $2.2 million related to employee termination benefits for those employees who had been identified and notified in accordance with EITF 94-3 and approximately $.7 million for non-cancelable lease costs in excess of the expected sublease income. During the second quarter of 2001, the Company reduced its liability by approximately $(0.9) million based upon determination of the actual liability amount. The Company may record additional adjustments to these liabilities during future periods depending on its ability to sublease closed offices and upon determination of the final amount of the Company's severance obligations.

         The following table provides a rollforward of liabilities for termination benefits and non-cancelable lease costs resulting from the Plan in accordance with EITF 94-3 (in thousands):



           Type of Cost                December 31,                                                   June 30,
           ------------                  2000          Charges         Payments      Adjustments        2001
                                       -----------     -------         --------      -----------      --------
  Employee termination benefits          $1,534          $  --           $(498)          $(549)          $487
  Facility closing costs                    631             --            (164)           (315)           152
                                         ------          -----           -----           -----           ----

                                         $2,165          $  --           $(662)          $(864)          $639
                                         ======          =====           =====           =====           ====


OTHER UNUSUAL CHARGES

         The Plan also resulted in additional integration costs that were expensed as incurred in accordance with EITF 94-3. During the quarter and six months ended June 30, 2001, the Company incurred approximately $1.6 million and $1.8 million, respectively, of other unusual charges, primarily for outside consulting costs, employee and office relocation costs related to the Plan and additional costs associated with the amendment of the Company's credit agreement.

4.       LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2001 and December 31, 2000 (in thousands):


                                                           2001        2000
                                                        ---------   ---------
              Revolving credit agreement due 2004       $  89,085   $  77,000

              Term note due through 2006                   94,528      99,500

              Senior subordinated notes due 2009          173,056     174,020

              Seller promissory notes payable through       2,127       7,160
              2002

              Canadian credit facility                      5,151       6,600

              Fixed asset notes                             4,108      16,619
                                                        ---------   ---------

                                                          368,055     380,899

              Less current portion                        368,055      22,733
                                                        ---------   ---------

                                                        $      --   $ 358,166
                                                        =========   =========


         As of June 30, 2001, the Company had a total of $368.1 million of debt outstanding, which includes approximately $183.6 million under the Amended and Restated Credit Agreement (the "Credit Agreement") and approximately $173.1 in 11.5% Senior Subordinated Notes due 2009 (the "Notes") outstanding. As a result of the Company's current and anticipated noncompliance with certain covenants under the Credit Agreement and its anticipated default under the indenture governing the Notes discussed below, the Company has classified all of its debt as current.

         Of the $183.6 million of borrowings outstanding under the Credit Agreement, $94.5 million was a term loan payable through 2006 and $89.1 million was borrowed under the revolving credit commitment. The loans under the Credit Agreement bore interest at a weighted average rate of 8.83% per annum at such date. In connection with the Credit Agreement, the Company granted the Lenders a security interest in essentially all of the assets, including receivables, of the Company. As of June 30, 2001, the Company had aggregate borrowing availability of approximately $7.9 million under the revolving credit commitment after giving effect to the June 18, 2001 amendment to the Credit Agreement discussed below; however, as a result of the defaults under the Credit Agreement discussed below, the Company may be unable to effect any additional borrowings under the revolving credit commitment. Due to the limited availability remaining under the revolving credit commitment during the second quarter even after the increase discussed in the next paragraph, the Company entered into discussions with the Lenders to increase the maximum availability under the revolving credit commitment in order to fund working capital, contingent purchase price obligations and other cash requirements.

         Effective June 18, 2001, the Company entered into an amendment to the Credit Agreement (the "Third Amendment") pursuant to which the available revolving credit commitment was increased to $111,000,000 through September 30, 2001. In connection with the Third Amendment, the Company agreed to pay an amendment fee of a quarter of a percent (0.25%) of the commitments and to issue to the Lenders warrants to purchase the Company's common stock in an amount equal to approximately two percent (2.0%) of the fully diluted and outstanding equity of the Company as of June 18, 2001 (or 379,359 shares) at an exercise price of $0.01 per share. Under the Third Amendment, all amounts outstanding under the Credit Agreement bear interest at a per annum rate one-half percent (0.5%) higher than previously applicable, or 4.0% above prime rate for the term loan and 3.0% above prime rate for the revolving credit commitment. The Company is not allowed to enter into any LIBOR contracts during the term of the Third Amendment, which expires on September 30, 2001, and must continue to have prime rate-based borrowings during such term. In the Third Amendment, the Lenders waived the Company's noncompliance with certain financial covenants for the period ended June 30, 2001, but the Company was required to achieve a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $15.0 million for the quarter ending June 30, 2001. The Company failed to achieve the minimum EBITDA for the quarter ending June 30, 2001. In addition, as of August 7, 2001, the Company had exceeded the permitted borrowing base over advance under the Credit Agreement by $778,900. After recalculation of the borrowing base to reflect adjustments made for the period ended June 30, 2001, the Company has exceeded the permitted borrowing base over advance by approximately $12.5 million.

As a result of the foregoing, on August 7, 2001, the Company sought a waiver from the Lenders for its noncompliance with the EBITDA covenant under the Third Amendment, its exceeding the permitted borrowing base aver advance under the Credit Agreement and its noncompliance with certain other covenants under the Third Amendment. The Company's noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement could provide the Lenders with the right to accelerate payment of all amounts owed by the Company under the Credit Agreement and to prohibit the Company from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified the Company that they had decline to provide the waivers sought and accordingly the Company's debt under the Credit Agreement has been classified as current.

         Upon the expiration of the Third Amendment on October 1, 2001, the available revolving credit commitment under the Credit Agreement will be reduced to the lesser of (i) $96,057,690 or (ii) the amount to which the available revolving committed amount is reduced by mandatory reductions in accordance with the Credit Agreement and the waiver of the Company's noncompliance with the financial covenants discussed above will terminate. Unless the Company is able to obtain a further amendment to the Credit Agreement on or before September 30, 2001, it will be required to repay any borrowings under the revolving credit commitment which exceed the reduced committed amount. In addition, without a further amendment, it is unlikely that the Company will be in compliance with the financial covenants under the Credit Agreement as of September 30, 2001.
The Company's failure to repay such excess borrowings and its noncompliance with such financial covenants will constitute additional defaults under the Credit Agreement.

         If the Company is not able to obtain a further amendment to the Credit Agreement which increases the level of the revolving credit commitment and waives current defaults under the Third Amendment and the Credit Agreement, it is likely that the Company will be prevented from using additional borrowings under the Credit Agreement to fund current operations. In addition, the Lenders could accelerate payment of amounts owed under the Credit Agreement. Without additional borrowings under the Credit Agreement it is likely that the Company would not be able to fund its continuing operations or make its scheduled interest payment on the Notes. If the Company is not able to pay the amounts due under the Credit Agreement, such nonpayment would constitute a default under the indenture governing the Notes and payment of the principal amount of the Notes and all accrued and unpaid interest thereon may be accelerated. Accordingly, the Notes have been classified as current as of June 30, 2001. If this were to occur, the Company would not have the cash available to repay the outstanding borrowings under the Credit Agreement and the Notes and it is unlikely that the Company would be able to obtain debt or equity financing to repay such borrowings on a timely basis, if at all.

         Due to the Company's current limited access to capital, it has recently been unable to fund all of its accounts payable within prescribed time periods. In order for the Company to meet its working capital needs subsequent to September 30, 2001, and to meet its obligation to make the $10.0 million interest payment on the Notes that is due on October 15, 2001, the Company will require increased borrowing capacity under the Credit Agreement, other additional debt or equity financing, additional asset sales or a combination thereof. The Company intends to engage in further discussions with the Lenders and potential investors and to explore additional asset sales in order to address all of the above-described needs. There can be no assurance that the Company will be successful in obtaining such increased borrowing capacity or such additional funding and if the Company is unable to do so within the time period required, it is likely that it will be unable to meet working capital and cash requirements, including interest payments payable on the Notes. If this were to occur, it would have a material adverse effect on the Company's operations and financial condition.

         On June 18, 2001, the Company exchanged 140,326 shares of its $0.01 par value common stock for $1,000,000 of its Notes outstanding. In connection with this transaction, the Company has recorded an extraordinary gain on the extinguishment of debt of approximately $537,000.


5.       CAPITAL STOCK AND STOCK INCENTIVE PLAN

         The Stock Incentive Plan reserves for issuance 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors.

         During the second quarter of 2001, options covering an aggregate of 30,000 shares of common stock were issued under the Plan. Various key management employees and directors were issued options for shares of common stock with an exercise price equal to the price of the common stock on the dates of each of the respective grants. In all cases, the options expire ten years after the date of grant.

         In connection with the Third Amendment, the Company was required to issue to the Lenders warrants to purchase 379,359 shares of the Company's common stock at $0.01 per share. These warrants have customary anti-dilution protection for stock splits, dividends and distributions. The warrants become exercisable in four equal monthly increments beginning on September 30, 2001 and ending December 31, 2001, and the warrants expire on July 31, 2011. The Company agreed to deliver registered shares with respect to the common stock issuable upon exercise of the warrants. The Company has calculated the fair market value of these warrants to be approximately $1.2 million using the Black-Scholes pricing model and has recorded this amount as warrants payable in the accompanying consolidated balance sheet as of June 30, 2001. As the Company has committed to settle the warrants in registered shares of the Company's stock, the warrants have been classified outside of equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."


6.       SEGMENT REPORTING

         The following table presents certain financial data as of and for the three months ended June 30, 2001 by reportable segment (in thousands):



                                                       TRANSIT      RAIL PRODUCTS    RAIL        OTHER/
                                                      SERVICES       AND SERVICES    TRACK      CORPORATE      TOTAL
                                                     ----------     -------------   --------    ---------    ---------
   Total revenues for reportable segments            $ 110,507        $ 33,874      $ 55,956     $     --    $ 200,337
   Inter-segmental revenue                                  --           1,622           435           --        2,057
   Depreciation/amortization                               302             990         1,902        2,085        5,279
   Segment operating (loss) profit                     (14,101)          2,387         4,882       (3,975)     (10,807)
   Costs and estimated earnings in excess of
        billings on uncompleted contracts               44,894           1,803         8,398           --       55,095
   Segment assets                                      194,265          83,918        80,832      452,028      811,043

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

               REVENUES:
                 Total revenues for reportable segments        $  200,337
                 Elimination of inter-segment revenues             (2,057)
                                                               ----------
                 Consolidated revenues                         $  198,280
                                                               ==========

               ASSETS:
                 Total assets for reportable segments          $  811,043
                 Elimination of inter-segment receivables         (45,046)
                 Elimination of investments in subsidiaries      (196,339)
                                                               ----------
                 Consolidated assets                           $  569,658
                                                               ==========

         The Company's Canadian operations produced revenues for the three month period ended June 30, 2001 of approximately $10.1 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $26.9 million as of June 30, 2001.


         The following table presents certain financial data as of and for the three months ended June 30, 2000 by reportable segment (in thousands):



                                                      TRANSIT      RAIL PRODUCTS     RAIL        OTHER/
                                                     SERVICES       AND SUPPLIES     TRACK      CORPORATE      TOTAL
                                                     --------      -------------    --------    ---------    ---------
    Total revenues for reportable segments           $ 74,169         $ 32,921      $ 52,702     $     --    $ 159,792
    Inter-segmental revenue                             2,253            1,164         1,711           --        5,128
    Depreciation/amortization                             239            1,741         1,748        1,897        5,625
    Segment operating profit (loss)                     8,662            3,942         6,235       (1,954)      16,885
    Costs and estimated earnings in excess of
       billings on uncompleted contracts               63,383            3,448         8,760           --       75,591
    Segment assets                                    148,283           70,270        88,892      510,959      818,404

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

         REVENUES:
           Total revenues for reportable segments                   $ 159,792
           Elimination of inter-segment revenues                       (5,128)
                                                                    ---------
         Consolidated revenues                                      $ 154,664
                                                                    =========

         ASSETS:
           Total assets for reportable segments                     $ 818,404
           Elimination of inter-segment receivables/payables           (4,375)
           Elimination of investments in subsidiaries                (165,500)
                                                                    ---------
         Consolidated assets                                        $ 648,529
                                                                    =========

         The Company's Canadian operations had revenues for the three month period ended June 30, 2000 of $11.9 million. The net book value of long-lived assets relating to the Canadian operations amounted to $8.9 million as of June 30, 2000.

         The following table presents certain financial data as of and for the six months ended June 30, 2001 by reportable segment (in thousands):



                                                     TRANSIT      RAIL PRODUCTS     RAIL         OTHER/
                                                    SERVICES       AND SERVICES    TRACK        CORPORATE         TOTAL
                                                   ----------     -------------   -------       ----------       --------
   Total revenues for reportable segments          $ 211,732        $61,626       $99,936       $      --        $373,294
   Inter-segmental revenue                                --          3,151         1,475              --           4,626
   Depreciation/amortization                             573          2,202         3,953           3,795          10,523
   Segment operating profit (loss)                    (2,301)         4,367         6,496          (8,244)            318
   Costs and estimated earnings in excess of
        billings on uncompleted contracts             44,894          1,803         8,398              --          55,095
   Segment assets                                    194,265         83,918        80,832         452,028         811,043


         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

         REVENUES:
           Total revenues for reportable segments           $ 373,294
           Elimination of inter-segment revenues               (4,626)
                                                            ---------
           Consolidated revenues                            $ 368,668
                                                            =========

         ASSETS:
           Total assets for reportable segments             $ 811,043
           Elimination of inter-segment receivables           (45,046)
           Elimination of investments in subsidiaries        (196,339)
                                                            ---------
           Consolidated assets                              $ 569,658
                                                            =========

         The Company's Canadian operations produced revenues for the six month period ended June 30, 2001 of approximately $16.3 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $26.9 million as of June 30, 2001.

         The following table presents certain financial data as of and for the six months ended June 30, 2000 by reportable segment (in thousands):


                                                    TRANSIT     RAIL PRODUCTS     RAIL          OTHER/
                                                    SERVICES     AND SUPPLIES     TRACK        CORPORATE         TOTAL
                                                    --------    -------------    -------       ---------        --------
    Total revenues for reportable segments          $137,941       $60,961       $91,551       $      --        $290,453
    Inter-segmental revenue                            5,685         2,201         2,539              --          10,425
    Depreciation/amortization                            421         3,234         3,512           3,301          10,468
    Segment operating profit (loss)                   13,781         8,022         9,626          (2,820)         28,609
    Costs and estimated earnings in excess of
       billings on uncompleted contracts              63,383         3,448         8,760              --          75,591
    Segment assets                                   148,283        70,270        88,892         510,959         818,404

         The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

         REVENUES:
           Total revenues for reportable segments                  $ 290,453
           Elimination of inter-segment revenues                     (10,425)
                                                                   ---------
         Consolidated revenues                                     $ 280,028
                                                                   =========

         OPERATING PROFIT OR LOSS:
           Total profit or loss for reportable segments            $  28,609
                                                                   =========

         ASSETS:
           Total assets for reportable segments                    $ 818,404
           Elimination of inter-company receivables/payables          (4,375)

           Elimination of investments in subsidiaries               (165,500)
                                                                   ---------
         Consolidated assets                                       $ 648,529
                                                                   =========

         The Company's Canadian operations had revenues for the six-month period ended June 30, 2000 of $17.2 million. The net book value of long-lived assets relating to the Canadian operations amounted to $8.9 million as of June 30, 2000.


7.       SALE OF DIVISION

         On June 20, 2001, the Company entered into an agreement to sell all of the assets and liabilities of the civil and maintenance divisions of its subsidiary Railworks W.T. Byler, L.P for approximately $20.5 million in cash and other consideration. The Company has recorded a loss related to this sale of approximately $14.0 million which included the write-off of goodwill of approximately $15.2 million. As part of the consideration for this sale, the Company received 300,000 shares of its issued and outstanding common stock, which has been classified as treasury stock in the accompanying consolidated balance sheet as of June 30, 2001.


8.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
         SUBSIDIARIES

         The Company conducts a significant portion of its business through its subsidiaries. All of the Company's domestic subsidiaries (the "Subsidiary Guarantors") have fully and unconditionally guaranteed the Company's Notes. The Company's non-U.S. subsidiaries (the "Non-Guarantor Subsidiaries") have not guaranteed the Notes. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                           (In Thousands) (Unaudited)


                                                RAILWORKS
                                               CORPORATION                          NON-
                                                  (PARENT         GUARANTOR      GUARANTOR
                                               COMPANY ONLY)    SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                               -------------    ------------    ------------      --------------       ------------
                 ASSETS:
CURRENT ASSETS:
  Cash                                           $    950         $    539         $    72         $      --             $  1,561
  Accounts receivable, net                             --          174,797           5,538                --              180,335
  Costs and estimated earnings in excess
    of billings on uncompleted contracts               --           54,595             500                --               55,095
  Inventories:
      Raw materials                                    --           10,955           4,216                --               15,171
      Finished goods                                   --           14,525             915                --               15,440
  Deferred tax asset                                   --               --              --                --                   --
  Due from parent company/subsidiaries             36,839           27,003           4,143           (67,985)(a)               --
  Due from affiliates                                  --               57           1,310            (1,367)(a)               --
  Other current assets                                153            5,400           1,876                --                7,429
                                                 --------         --------         -------         ---------             --------
      Total current assets                         37,942          287,871          18,570           (69,352)             275,031
                                                 --------         --------         -------         ---------             --------


INVESTMENT IN SUBSIDIARIES                        366,474               --              --          (366,474)(b)               --
                                                 --------         --------         -------         ---------             --------

PROPERTY, PLANT AND
 EQUIPMENT, NET                                     1,487           44,079           8,342                --               53,908
                                                 --------         --------         -------         ---------             --------

OTHER ASSETS:
  Excess of cost over net assets
    acquired, net of amortization                      --          211,637          18,529                --              230,166
  Other                                             9,544              877             132                --               10,553
                                                 --------         --------         -------         ---------             --------
      Total other assets                            9,544          212,514          18,661                --              240,719
                                                 --------         --------         -------         ---------             --------
          TOTAL                                  $415,447         $544,464         $45,573         $(435,826)            $569,658
                                                 ========         ========         =======         =========             ========

(a)      Elimination of intercompany receivables.
(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                           (In Thousands) (Unaudited)


                                                  RAILWORKS
                                                 CORPORATION                        NON-
                                                   (PARENT        GUARANTOR      GUARANTOR
                                                COMPANY ONLY)   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       CONSOLIDATED
                                                -------------   ------------    ------------    ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Cash overdraft                                  $      --        $  7,314       $    440        $      --           $   7,754
  Current maturities of long-term debt              358,796           3,648          5,611               --             368,055
  Accounts payable                                    3,366          79,706          2,001               --              85,073
  Accrued payroll and related withholdings               11           7,035            664               --               7,710

  Accrued interest payable                            5,303               1             35               --               5,339
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                  --          13,492            142               --              13,634
  Due to parent company                              31,145          32,227          4,613          (67,985)(a)              --
  Due to affiliates                                      --           1,304             63           (1,367)(a)              --
  Other accrued liabilities                           9,670          14,215            586               --              24,471
                                                  ---------        --------       --------        ---------           ---------
    Total current liabilities                       408,291         158,942         14,155          (69,352)            512,036
                                                  ---------        --------       --------        ---------           ---------

LONG TERM DEBT                                           --              --             --               --                  --
DEFERRED TAX LIABILITIES                                 --              --            900               --                 900
EXCESS OF NET ASSETS ACQUIRED OVER
  COST, NET OF AMORTIZATION                              --           5,399             --               --               5,399
OTHER LIABILITIES                                        --           4,954             --               --               4,954
                                                  ---------        --------       --------        ---------           ---------
    Total long-term liabilities                          --          10,353            900               --              11,253
                                                  ---------        --------       --------        ---------           ---------

        Total liabilities                           408,291         169,295         15,055          (69,352)            523,289
                                                  ---------        --------       --------        ---------           ---------

WARRANTS PAYABLE                                      1,211              --             --               --               1,211
MINORITY INTEREST                                        --           2,226             --               --               2,226

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock                  14              --             --               --                  14
  Common stock                                          125           3,430            378           (3,778)(b)             155
  Treasury stock                                       (960)             --             --               --                (960)
  Officer loans, net                                 (3,583)             --             --               --              (3,583)
  Additional paid-in capital                        136,572         299,739         25,989         (325,728)(b)         136,572
  Intercompany funding                                   --          51,545            (80)         (51,465)(b)              --
  Accumulated other comprehensive income                 --              11           (558)              --                (547)
  Retained earnings (deficit)                      (126,223)         18,218          4,789           14,497(b)          (88,719)
                                                  ---------        --------       --------        ---------           ---------
    Total stockholders' equity                        5,945         372,943         30,518         (366,474)             42,932
                                                  ---------        --------       --------        ---------           ---------

        TOTAL                                     $ 415,447        $544,464       $ 45,573        $(435,826)          $ 569,658
                                                  =========        ========       ========        =========           =========


(a)      Elimination of intercompany payables.
(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                           (In Thousands) (Unaudited)


                                                  RAILWORKS
                                                 CORPORATION                         NON-
                                                 (PARENT CO.       GUARANTOR      GUARANTOR
                                                    ONLY)        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                 -----------     ------------    ------------     -------------     ------------
Revenue                                            $     --        $ 189,255        $ 10,090        $ (1,065)(a)       $ 198,280
Cost of revenue                                          --          184,521           7,657          (1,065)(a)         191,113
                                                   --------        ---------        --------        --------           ---------

Gross profit                                             --            4,734           2,433              --               7,167
Selling, general and administrative expenses          3,515           12,816             993              --              17,324
Restructuring and other unusual charges               1,514             (864)             --              --                 650
                                                   --------        ---------        --------        --------           ---------

Operating income (loss)                              (5,029)          (7,218)          1,440              --             (10,807)

Equity in loss of subsidiaries                      (29,958)              --              --          29,958(b)               --
Interest expense                                    (10,030)            (135)            (93)             --             (10,258)
Other (expense) income                                    1              162             (10)             --                 153
Loss on sale of subsidiary                            1,247          (15,211)             --              --             (13,964)
                                                   --------        ---------        --------        --------           ---------

Income (loss) before income taxes, minority         (43,769)         (22,402)          1,337          29,958             (34,876)
   interest and extraordinary item
Provision for income taxes                               --            2,726             518              --               3,244
                                                   --------        ---------        --------        --------           ---------
Income (loss) before minority interest and          (43,769)         (25,128)            819          29,958             (38,120)
   extraordinary item
Minority interest in losses                              --               60              --              --                  60
                                                   --------        ---------        --------        --------           ---------
Income (loss) before extraordinary item             (43,769)         (25,068)            819          29,958             (38,060)
Extraordinary gain on extinguishment of debt            537               --              --              --                 537
                                                   --------        ---------        --------        --------           ---------

Net income (loss)                                  $(43,232)       $ (25,068)       $    819        $ 29,958           $ (37,523)
                                                   ========        =========        ========        ========           =========

(a) Elimination of intercompany revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                           (In Thousands) (Unaudited)


                                                   RAILWORKS
                                                  CORPORATION                         NON-
                                                  (PARENT CO.       GUARANTOR      GUARANTOR
                                                     ONLY)        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  -----------     ------------    ------------    --------------     ------------
Revenue                                            $     --        $ 354,195        $ 16,267        $ (1,794)(a)       $ 368,668
Cost of revenue                                          --          320,494          12,691          (1,794)(a)         331,391
                                                   --------        ---------        --------        --------           ---------

Gross profit                                             --           33,701           3,576              --              37,277
Selling, general and administrative expenses          6,160           27,545           2,373              --              36,078
Restructuring and other unusual charges               1,745             (864)             --              --                 881
                                                   --------        ---------        --------        --------           ---------

Operating (loss) income                              (7,905)           7,020           1,203              --                 318

Equity in loss of subsidiaries                      (22,623)              --              --          22,623(b)               --
Interest expense                                    (19,872)            (389)           (232)             --             (20,493)
Other (expense) income                                   (8)             455              80              --                 527
Loss on sale of subsidiary                              635          (15,211)             --              --             (14,576)
                                                   --------        ---------        --------        --------           ---------

Income (loss) before income taxes, minority         (49,773)          (8,125)          1,051          22,623             (34,224)
   interest and extraordinary item
Provision for income taxes                               --            3,313             431              --               3,744
                                                   --------        ---------        --------        --------           ---------
Income (loss) before minority interest and          (49,773)         (11,438)            620          22,623             (37,968)
   extraordinary item
Minority interest in losses                              --               60              --              --                  60
                                                   --------        ---------        --------        --------           ---------
Income (loss) before extraordinary item             (49,773)         (11,378)            620          22,623             (37,908)
Extraordinary gain on extinguishment of debt            537               --              --              --                 537
                                                   --------        ---------        --------        --------           ---------

Net income (loss)                                  $(49,236)       $ (11,378)       $    620        $ 22,623           $ (37,371)
                                                   ========        =========        ========        ========           =========

(a) Elimination of intercompany revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                           (In Thousands) (Unaudited)

                                                               RAILWORKS
                                                              CORPORATION                     NON-
                                                              (PARENT CO.    GUARANTOR     GUARANTOR
                                                                 ONLY)      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                              -----------   ------------  ------------   ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                               $(49,236)     $(11,378)     $    620      $ 22,623(a)   $(37,371)
Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
 Depreciation and amortization                                       687         8,605         1,231            --        10,523
 Deferred tax valuation allowance                                     --         2,964            --                       2,964
 Non-cash gain on extinguishment of bonds                           (537)           --            --                        (537)
 Non-cash restructuring and other special charges                    234          (864)           --                        (630)
 Provision for accounts receivable, claims, loss contracts
    and costs and estimated earnings in excess of billings            --        21,115            --                      21,115
 Bond discount amortization                                           36            --            --            --            36
 Equity in earnings of subsidiaries                               22,623            --            --       (22,623)(a)        --
 Gain on sale of equipment                                            --           (55)          (73)           --          (128)
 Loss on sale of subsidiary                                         (635)       15,211            --            --        14,576
 Changes in operating assets and liabilities:
  Accounts receivable and costs and estimated earnings
   In excess of billings on uncompleted contracts                     --       (48,956)         (252)           --       (49,208)
  Inventories                                                         --           320           552            --           872
  Other current assets                                                 7        (1,445)          438            --        (1,000)
  Accounts payable and accrued liabilities                         1,259        27,946           132            --        29,337
  Accrued payroll and related withholdings                            11         3,385           228            --         3,624
  Accrued interest payable                                          (637)            1            35            --          (601)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 --        (5,510)         (162)           --        (5,672)
  Other current liabilities                                        2,277           521          (118)           --         2,680
  Other assets                                                       283           526            18            --           827
  Other liabilities                                                  (68)       (1,031)          (99)           --        (1,198)
  Due (to/from affiliates                                             --          (237)          237            --            --
  Due (to)/from parent company                                       998          (232)         (766)           --            --
                                                                --------      --------      --------      --------      --------
    Net cash (used in) provided by operating activities          (22,698)       10,886         2,021            --        (9,791)
                                                                --------      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                                      --           177           174            --           351
 Purchase of equipment and leasehold improvements                   (358)       (5,081)         (939)           --        (6,378)
 Proceeds from sale of subsidiary                                 23,388          (262)           --            --        23,126
 Acquisitions of subsidiaries, net of cash acquired                   --           (48)           --            --           (48)
 Contingent earn-out payments                                     (3,239)           --            --            --        (3,239)
                                                                --------      --------      --------      --------      --------
    Net cash provided by (used in) investing activities           19,791        (5,214)         (765)           --        13,812
                                                                --------      --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in bank overdraft                                     (1,164)       (6,993)          440            --        (7,717)
 Net activity on revolving line of credit                         12,085            --        (1,450)           --        10,635
 Payment of loan origination fees                                   (171)           --            --            --          (171)
 Proceeds from fixed asset borrowings                                 --           238            46            --           284
 Repayments of fixed asset borrowings                                 --        (3,816)          (61)           --        (3,877)
 Repayments of term loan                                          (4,972)           --            --            --        (4,972)
 Repayments of seller notes                                       (3,457)           --            --                      (3,457)
 Proceeds from exercise of stock options                               4            --            --            --             4
                                                                --------      --------      --------      --------      --------
    Net cash used in financing activities                          2,325       (10,571)       (1,025)           --        (9,271)
                                                                --------      --------      --------      --------      --------

EXCHANGE RATE EFFECT ON CASH                                          --            18          (345)                       (327)
                                                                --------      --------      --------      --------      --------
NET (DECREASE) INCREASE IN CASH                                     (582)       (4,881)         (114)           --        (5,577)
CASH AND CASH EQUIVALENTS, beginning of period                     1,532         5,420           186            --         7,138
                                                                --------      --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                        $    950      $    539      $     72      $     --      $  1,561
                                                                ========      ========      ========      ========      ========

(a)      Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)

                                                 RAILWORKS
                                                 CORPORATION                      NON-
                                                 (PARENT CO.    GUARANTOR       GUARANTOR
                                                   ONLY)       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                                 -----------   ------------   ------------    ------------ ------------

         Revenue                                  $     --      $  147,847      $ 11,944      $ (5,127)(a)  $  154,664
         Cost of revenue                                --         117,253         8,647        (5,127)(a)     120,773
                                                  --------      ----------      --------      --------      ----------

         Gross profit                                   --          30,594         3,297            --          33,891
         Selling, general and administrative         1,954          13,881         1,171            --          17,006
                                                  --------      ----------      --------      --------      ----------
         expenses

         Operating income                           (1,954)         16,713         2,126            --          16,885

         Equity in earnings of subsidiaries         12,070              --            --       (12,070)(b)          --
         Interest expense                           (7,866)           (469)          (95)           --          (8,430)
         Interest and other income                      --           1,075           (17)           --           1,058
                                                  --------      ----------      --------      --------      ----------

         Income before income taxes                  2,250          17,319         2,014       (12,070)          9,513
         Provision for income taxes                     --           3,187           904            --           4,091
                                                  --------      ----------      --------      --------      ----------

         Net income                               $  2,250      $   14,132      $  1,110      $(12,070)     $    5,422
                                                  ========      ==========      ========      ========      ==========

(a)      Elimination of intercompany revenue.

(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)

                                                 RAILWORKS
                                                CORPORATION                      NON-
                                                (PARENT CO.     GUARANTOR      GUARANTOR
                                                   ONLY)       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                                -----------    ------------   ------------    ------------ ------------

         Revenue                                  $     --      $  274,035      $ 16,418      $(10,425)(a)  $  280,028
         Cost of revenue                                --         220,395        12,139       (10,425)(a)     222,109
                                                  --------      ----------      --------      --------      ----------

         Gross profit                                   --          53,640         4,279            --          57,919
         Selling, general and administrative         2,820          24,336         2,154            --          29,310
                                                  --------      ----------      --------      --------      ----------
         expense

         Operating income                           (2,820)         29,304         2,125            --          28,609

         Equity in earnings of subsidiaries         20,504              --            --       (20,504)(b)          --
         Interest expense                          (15,168)         (1,074)         (149)           --         (16,391)
         Interest and other income                       2           1,474            46            --           1,522
                                                  --------      ----------      --------      --------      ----------

         Income before income taxes                  2,518          29,704         2,022       (20,504)         13,740
         Provision for income taxes                     --           4,979         1,014            --           5,993
                                                  --------      ----------      --------      --------      ----------

         Net income                               $  2,518      $   24,725      $  1,008      $(20,504)     $    7,747
                                                  ========      ==========      ========      ========      ==========

(a)      Elimination of intercompany revenue.

(b)      Elimination of equity in earnings in subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                           (In Thousands) (Unaudited)

                                                         RAILWORKS
                                                        CORPORATION                        NON-
                                                        (PARENT CO.      GUARANTOR      GUARANTOR
                                                           ONLY)        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                                        -----------     ------------   ------------    ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $    2,518      $   24,725      $  1,008      $(20,504)(a)  $    7,747
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
 Depreciation and amortization                                  273           9,290           905            --          10,468
 Bond discount amortization                                      33              --            --            --              33
 Equity in earnings of subsidiaries                         (20,504)             --            --        20,504(a)           --
 (Gain) loss on sale of equipment                                --            (310)           30            --            (280)
 Changes in operating assets and liabilities:
  Accounts receivable and costs and
    estimated earnings in excess of billings
    on uncompleted contracts                                    205         (24,045)       (1,442)           --         (25,282)
  Inventories                                                    --          (1,502)          128            --          (1,374)
  Other current assets                                       (5,001)            228          (540)           --          (5,313)
  Accounts payable and accrued liabilities                      368          (3,936)          754            --          (2,814)
  Accrued interest payable                                      339             (19)           12            --             332
  Accrued payroll and related withholdings                      (33)           (555)          419            --            (169)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                            --          (1,220)         (420)           --          (1,640)
  Other current liabilities                                   1,177          (2,086)          849            --             (60)
  Other assets                                                  398            (223)          (61)           --             114
  Other liabilities                                            (447)         (9,431)         (154)           --         (10,032)
  Due (to)/from parent company                              (10,201)         14,885        (4,684)           --              --
                                                         ----------      ----------      --------      --------      ----------
    Net cash (used in) provided by operating
     activities                                             (30,875)          5,801        (3,196)           --         (28,270)
                                                         ----------      ----------      --------      --------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                                 --           8,477           113            --           8,590
 Purchase of equipment and leasehold improvements              (713)        (12,869)       (1,771)           --         (15,353)
 Acquisitions of subsidiaries, net of cash acquired         (18,658)             45            --            --         (18,613)
 Additional purchase consideration and contingent
     earn-out payments                                      (17,372)             --            --            --         (17,372)
                                                         ----------      ----------      --------      --------      ----------
    Net cash used in investing activities                   (36,743)         (4,347)       (1,658)           --         (42,748)
                                                         ----------      ----------      --------      --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net activity on revolving line of credit                     9,826              --            --            --           9,826
 Proceeds from fixed asset borrowings                       100,000         (94,009)        3,003            --           8,994
 Direct financing costs paid                                   (236)             --            --            --            (236)
 Payment of loan origination fees                            (2,606)             --            --            --          (2,606)
 Proceeds from term loan borrowings                              --         100,000            --            --         100,000
 Repayments of term loan                                    (29,925)             --            --            --         (29,925)
 Repayments of seller notes                                  (6,550)             --            --            --          (6,550)
 Repayments of fixed asset borrowings                           (75)        (10,589)       (1,046)           --         (11,710)
                                                         ----------      ----------      --------      --------      ----------
    Net cash provided by (used in)
          financing activities                               70,434          (4,598)        1,957            --          67,793
                                                         ----------      ----------      --------      --------      ----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                   2,816          (3,144)       (2,897)           --          (3,225)
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                --              --            90            --              90
CASH AND CASH EQUIVALENTS, beginning of year                    (13)          1,188         3,442            --           4,617
                                                         ----------      ----------      --------      --------      ----------

CASH AND CASH EQUIVALENTS, end of year                   $    2,803      $   (1,956)     $    635      $     --      $    1,482
                                                         ==========      ==========      ========      ========      ==========

(a)      Elimination of equity in earnings of subsidiary.

9.       SUBSEQUENT EVENT

         As of June 30, 2001, Travelers Casualty and Surety Company of America ("Travelers") was the primary source for payment, performance and other bonding for the Company's bonded projects. In May 2001, Travelers indicated that, if it were to continue furnishing payment and performance bonds in support of the Company's projects, it would be necessary for Travelers and the Lenders to enter into an Inter-creditor Agreement by August 1, 2001. Since August 1, 2001, the Company has not approached Travelers to furnish any bonds. The Inter-creditor agreement would define the security interests of the parties in and to the assets of the Company and the circumstances under which the parties may exercise such rights. Although negotiations have been ongoing since mid-July 2001, as of the date hereof, Travelers and the Lenders have not reached agreement. If Travelers and the Lenders fail to reach agreement, Travelers may cease furnishing such bonds on behalf of the Company. In such case, the Company's ability to secure new business will be significantly and adversely affected because a large percentage of the Company's business (particularly in the transit services segment) is dependent upon the ability to furnish such bonds to owners and general contractors.

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

         As described in "Liquidity and Capital Resources" below, effective June 18, 2001, the Company entered into an amendment (the "Third Amendment) to its Amended and Restated Credit Agreement (the "Credit Agreement") pursuant to which the Company's available revolving credit commitment was increased to $111,000,000 through September 30, 2001. Upon the expiration of the Third Amendment, the available revolving credit commitment will be reduced to a level that will not allow the Company to fund its current operations. Further, as described in "Liquidity and Capital Resources", the Company is currently in default under certain covenants under the Third Amendment and the Credit Agreement and unless the Company is able to obtain a further amendment to the Credit Agreement, it is likely that the Company will be in default under certain additional covenants under the Credit Agreement. Any acceleration of the borrowings under the Credit Agreement would cause a default under the indenture governing the Company's Senior Subordinated Notes (the "Notes"). In addition, without an amendment to the Credit Agreement that will increase the availability under the revolving credit commitment (as discussed below), the Company does not believe that it will be able to make its scheduled interest payment of $10,000,000 on the Notes due on October 15, 2001. These defaults could give the lenders under the Credit Agreement (the "Lender") and holders of the Notes the right to accelerate the maturity of all principal and interest amounts under the Company's debt agreements.

         The Company is seeking a further amendment to its Credit Agreement, that would contain covenants that are more favorable to the Company and an increased revolving credit commitment. Unless the Company is able to reach such an agreement with its Lenders and the Lender waive the current defaults, it is likely that the Company will be prevented from using additional borrowings under the Credit Agreement, would not be able to fund continuing operations and would not have the cash available to repay the outstanding borrowings, if accelerated, on a timely basis, if at all. Due to its current limited access to capital, the Company has recently been unable to fund all of its accounts payable within the prescribed time periods. Further, the Company's ability to obtain bonding on its contracts may be significantly impacted as described "Liquidity and Capital Resources-Bonding" which could result in an inability to secure new business. If these events were to occur, it would have a material adverse effect on the Company's operations and financial condition and its ability to continue as a going-concern.

         During 2001, we sold FCM Rail, Ltd. and certain assets and liabilities associated with the civil and maintenance divisions of Railworks W.T. Byler L.P. (the "2001 Dispositions"). Our consolidated balance sheet as of June 30, 2001 includes all companies that were owned as of June 30, 2001. Our statement of operations and statement of cash flows for the three and six months ended June 30, 2001 includes the results of operations and cash flows of all companies owned as of June 30, 2001 and the 2001 Dispositions through their respective dates of disposal. There were no acquisitions during the six months ended June 30, 2001. Our consolidated balance sheet as of December 31, 2000 includes all companies that were owned as of December 31, 2000. Our statement of operations and statement of cash flows for the three and six months ended June 30, 2000 includes the results of operations and cash flows of all companies owned as of December 31, 1999 and the results of operations and cash flows of the applicable 2000 Acquired Companies from each of their respective dates of acquisition during the period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000.

Revenue. Revenue increased $43.6 million, or 28.2%, from $154.7 million for the three months ended June 30, 2000 to $198.3 million for the three months ended June 30, 2001. The increase in revenue for the three months ended June 30, 2001 was due primarily to increased revenue in the transit services segment and the western and southwest divisions of the track services segment as well as the addition of revenue from the 2000 Acquired Companies. These increases were offset by decreased revenue from several of our subsidiaries in the rail products and services segment as well as the 2001 Dispositions.

         Transit services revenue increased $38.6 million, or 53.7%, from $71.9 million for the three months ended June 30, 2000 to $110.5 million for the three months ended June 30, 2001. Approximately $7.6 million of the increase arises from two commercial contracts; $12.3 million arises from four power and industrial contracts; $14.3 million arises from two New York transit contracts; and $2.2 million arises from one national transit contract. The remaining increase is a result of an overall increase in revenue across the entire transit services segment.

         Rail products and services revenue increased $0.5 million, or 1.6%, from $31.8 million for the three months ended June 30, 2000 to $32.3 million for the three months ended June 30, 2001. The increase in revenue for the three months ended June 30, 2001 was the result of additional revenues from the acquisition of the railroad tie related business of The Western Tar Products Corporation and Hovey Industries, Ltd during the second quarter of 2000. This increase was partly offset by the sale of FCM Rail, Ltd. in the first quarter of 2001, as well as additional decreases in revenue across the entire rail products and services segment.

         Rail track services revenue increased $4.5 million, or 8.8%, from $51.0 million for the three months ended June 30, 2000 to $55.5 million for the three months ended June 30, 2001. Approximately $1.7 million of this increase is related to one project in the western region. The remainder of the increase is the result of an increase in revenue in our southwest division, which is partially offset by the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. during June of 2001.

Gross Profit. Gross profit decreased $26.7 million, or 78.8%, from $33.9 million for the three months ended June 30, 2000 to $7.2 million for the three months ended June 30, 2001. Approximately $21.1 million of the decrease in gross profit for the three months ended June 30, 2001 resulted from required provisions for accounts receivable as well as contract claims and other contract exposures in the transit services segment as discussed below. The remaining decrease is attributable to the 2001 Dispositions as well as an overall decrease in gross profit across the entire rail products and services segment. The gross profit percentage decreased from 21.9% for the three months ended June 30, 2000 to 3.6% for the three months ended June 30, 2001. This decrease was due primarily to the establishment of the aforementioned $21.1 million of reserves as well as a general slowing of the Class I Railroad market and overall competitive pressures upon the rail products and services segment and the rail track services segment.

         Transit services gross profit decreased $20.6 million or 152.6%, from $13.5 million for the three months ended June 30, 2000 to a loss of $7.1 million for the three months ended June 30, 2001. Approximately $21.1 million of the decrease in gross profit for the three months ended June 30, 2001 resulted from required provisions for accounts receivable as well as contract claims and other contract exposures on several power and industrial projects and one commercial project. These provisions are a result of management's estimate of the recoverability of the recognized accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts under revised settlement scenarios on those contract exposures given the current financial situation of the Company. This decrease is partly offset by an increase in gross profit as a result of the increased revenue in the commercial, power and industrial, New York transit and national transit divisions of the transit services segment. The gross profit percentage decreased from 18.8% for the three months ended June 30, 2000 to a negative 6.4% for the three months ended June 30, 2001. This percentage decrease was due primarily to the required provisions discussed above.

         Rail products and services gross profit decreased $3.0 million, or 34.9%, from $8.6 million for the three months ended June 30, 2000 to $5.6 million for the three months ended June 30, 2001. The decrease in gross profit for the three months ended June 30, 2001 was partly due to the sale of FCM Rail, Ltd. as well as an overall decrease in gross profit in the entire rail products and services segment. The gross profit percentage decreased from 27.0% for the three months ended June 30, 2000 to 17.3% for the three months ended June 30, 2001. The decrease in gross profit and gross profit percentage for the rail products and services segment was the result of the general slowing of the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

         Rail track services gross profit decreased $2.0 million, or 18.7%, from $10.7 million for the three months ended June 30, 2000 to $8.7 million for the three months ended June 30, 2001. The gross profit percentage decreased from 21.0% for the three months ended June 30, 2000 to 15.7% for the three months ended June 30, 2001. The decrease in gross profit and gross profit percentage for the rail track services segment was due to an overall increase in competitive pressures resulting from a general slowing of the Class I Railroad market, as well as adverse weather conditions during the first month of the second quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 1.8%, from $17.0 million for the three months ended June 30, 2000 to $17.3 million for the three months ended June 30, 2001. The increase in selling, general and administrative expenses for the three months ended June 30, 2001 was due primarily to the additional selling, general and administrative expenses of the 2000 Acquired Companies as well as additional costs incurred in developing centralized hubs in the rail products and services and the rail track services segments as well as increased selling, general and administrative expenses associated with the growth of the transit services segment. As a percentage of revenue, selling, general and administrative expenses decreased from 11.0% for the three months ended June 30, 2000 to 8.7% for the three months ended June 30, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base in 2001.

         Transit services selling, general and administrative expenses increased $2.1 million, or 42.9%, from $4.9 million for the three months ended June 30, 2000 to $7.0 million for the three months ended June 30, 2001. The increase in selling, general and administrative expenses for the three months ended June 30, 2001 was due primarily to the overall growth of the transit services segment. As a percentage of segment revenue, selling, general and administrative expenses decreased from 6.8% for the three months ended June 30, 2000 to 6.3% for the three months ended June 30, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base in 2001.

         Rail products and services selling, general and administrative expenses decreased $1.3 million, or 30.2%, from $4.3 million for the three months ended June 30, 2000 to $3.0 million for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses for the three months ended June 30, 2001 was due primarily to the sale of FCM Rail, Ltd. during the first quarter of 2001 partially offset by additional selling, general and administrative expenses from the two rail products and services companies acquired during the second quarter of 2000. As a percentage of segment revenue, selling, general and administrative expenses decreased from 13.5% for the three months ended June 30, 2000 to 9.3% for the three months ended June 30, 2001. This percentage decrease was primarily the result of the exclusion of the higher selling, general and administrative cost structure of FCM Rail, Ltd. in 2001.

         Rail track services selling, general and administrative expenses decreased $0.1 million, or 2.4%, from $4.2 million for the three months ended June 30, 2000 to $4.1 million for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses for the three months ended June 30, 2001 was due primarily to the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. in June, 2001 offset by higher selling, general and administrative expenses in the southwest division associated with increased revenues in that division. As a percentage of segment revenue, selling, general and administrative expenses decreased from 8.2% for the three months ended June 30, 2000 to 7.4% for the three months ended June 30, 2001. This percentage decrease was primarily the result of the establishment of a centralized hub for the entire rail track services segment.

         Corporate selling, general and administrative expenses increased $0.4 million, or 11.1%, from $3.6 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses for the three months ended June 30, 2001 was due primarily to favorable lease settlements during the quarter partially offset by an increased level of overhead to administer the larger operations in 2001. As a percentage of total revenue, corporate selling, general and administrative expenses decreased from 2.3% for the three months ended June 30, 2000 to 1.6% for the three months ended June 30, 2001. This percentage decrease was the result of the items discussed above as well as leveraging our relatively fixed overhead over a larger revenue base in 2001.

Operating (Loss) Income. Operating income decreased $27.7 million, or $163.9%, from $16.9 million for the three months ended June 30, 2000 to a loss of $10.8 million for the three months ended June 30, 2001. This decrease was mostly a result of the items mentioned above as well as additional restructuring and other unusual charges of approximately $0.7 million related to the Company's recovery plan.

Interest Expense. Interest expense increased $1.9 million, or 22.6%, from $8.4 million for the three months ended June 30, 2000 to $10.3 million for the three months ended June 30, 2001. The increase in interest expense for the three months ended June 30, 2001 was due primarily to the increase in average total debt outstanding of $339.5 million for the three months ended June 30, 2000 at an effective interest rate of 10.7% to $367.6 million for the three months ended June 30, 2001 at an effective interest rate of 8.96%.

Taxes. The Company has recorded an income tax provision of $3.2 million for the three months ended June 30, 2001. This provision reflects revised estimates of state and foreign income taxes payable by the Company after consideration of the losses incurred in the second quarter of 2001 as a result of the sale of certain assets of our Railworks W.T. Byler LP subsidiary and the establishment of additional reserves in the transit services segment. In addition, due to uncertainty as to the realizability of the Company's deferred tax asset, an additional valuation allowance of approximately $3.0 million against the Company's deferred tax assets was recorded in the current provision.

Net Income. Net income decreased $42.9 million, from $5.4 million for the three months ended June 30, 2000 to a net loss of $37.5 million for the three months ended June 30, 2001 primarily as a result of the items mentioned above including the loss of approximately $14.0 million from the sale of our subsidiary Railworks W.T. Byler LP and approximately $21.1 million for required provisions in the transit services segment. Net income also includes an extraordinary gain from the extinguishment of bonds of approximately $0.5 million.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

Revenue. Revenue increased $88.7 million, or 31.7%, from $280.0 million for the six months ended June 30, 2000 to $368.7 million for the six months ended June 30, 2001. The increase in revenue for the six months ended June 30, 2001 was due primarily to increased revenue in the transit services segment and the western and southwest divisions of the track services segment as well as the addition of revenue from the 2000 Acquired Companies. These increases were offset by decreased revenue from several of our subsidiaries in the rail products and services segment as well as the 2001 Dispositions.

         Transit services revenue increased $79.5 million, or 60.1%, from $132.2 million for the six months ended June 30, 2000 to $211.7 million for the six months ended June 30, 2001. Approximately $10.4 million of the increase in revenue for the six months ended June 30, 2001 was due to the addition of revenue from the acquisition of HSQ Technology Corporation and Breaking Technologies, Inc. In addition, approximately $13.2 million of the increase arises from two commercial contracts; $25.4 million arises from four power and industrial contracts; $21.3 million arises from two New York transit contracts; and $4.6 million arises from one national transit contract. The remaining increase is a result of an overall increase in revenue across the entire transit services segment.

         Rail products and services revenue decreased $0.3 million, or 0.5%, from $58.8 million for the six months ended June 30, 2000 to $58.5 million for the six months ended June 30, 2001. This decrease in revenue for the six months ended June 30, 2001 was the result of a decrease in revenue related to three of our rail products and services subsidiaries and the sale of FCM Rail, Ltd. during February 2001. These decreases were partially offset by the addition of approximately $8.2 million of revenue from the acquisition of the railroad tie related business of The Western Tar Products Corporation and Hovey Industries, Ltd.

         Rail track services revenue increased $9.5 million, or 10.7%, from $89.0 million for the six months ended June 30, 2000 to $98.5 million for the six months ended June 30, 2001. This increase is attributable to one project in the western division as well as an increase in revenue in our southwest division offset by the sale of the civil and maintenance divisions of Railworks W.T Byler L.P.

Gross Profit. Gross profit decreased $20.6 million, or 35.6%, from $57.9 million for the six months ended June 30, 2000 to $37.3 million for the six months ended June 30, 2001. Approximately $21.1 million of the decrease in gross profit for the six months ended June 30, 2001 resulted from required provisions for accounts receivable as well as contract claims and other contract exposures in the transit services segment as discussed below. Gross profit also decreased in the rail products and services segment and the rail track services segment. These decreases were partly offset by additional gross profit from the 2000 Acquired Companies as well as additional gross profit realized on increased revenues in the transit services segment. The gross profit percentage decreased from 20.7% for the six months ended June 30, 2000 to 10.1% for the six months ended June 30, 2001. This decrease was due primarily to the establishment of the additional reserves mentioned above as well as the general slowing of the Class I Railroad market and overall competitive pressures upon the rail products and services segment and the rail track services segment.

         Transit services gross profit decreased $12.1 million, or 52.6%, from $23.0 million for the six months ended June 30, 2000 to $10.9 million for the six months ended June 30, 2001. This decrease resulted from required provisions of approximately $21.1 million for accounts receivable as well as contract claims and other contract exposures on several power and industrial projects and one commercial project. These provisions are a result of management's estimate of the recoverability of the recognized accounts receivable and costs and estimated earnings in excess of billings on contracts under revised settlement scenarios on these contract exposures given the current financial situation of the Company. This decrease is partially offset by the addition of $1.8 million of gross profit from the two transit services companies acquired during 2000 as well as additional gross profit realized on increased revenues in the commercial, power and industrial, New York transit and national transit divisions of the transit services segment. The gross profit percentage decreased from 17.4% for the six months ended June 30, 2000 to 5.1% for the six months ended June 30, 2001. This percentage decrease was due primarily to the required provisions mentioned above.

         Rail products and services gross profit decreased $3.6 million, or 24.0%, from $15.0 million for the six months ended June 30, 2000 to $11.4 million for the six months ended June 30, 2001. The decrease in gross profit for the six months ended June 30, 2001 was due to the sale of FCM Rail, Ltd. as well as an overall decrease in gross profit in the entire rail products and services segment offset by the addition of gross profit from the two rail products and services companies acquired during 2000. The gross profit percentage decreased from 25.5% for the six months ended June 30, 2000 to 19.5% for the six months ended June 30, 2001. The decrease in gross profit and gross profit percentage for the rail products and services segment was the result of the general slowing of the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

         Rail track services gross profit decreased $3.8 million, or 20.2%, from $18.8 million for the six months ended June 30, 2000 to $15.0 million for the six months ended June 30, 2001. The gross profit percentage decreased from 21.1% for the six months ended June 30, 2000 to 15.2% for the six months ended June 30, 2001. The decrease in gross profit and gross profit percentage for the rail track services segment was due to an overall increase in competitive pressures resulting from a general slowing of the Class I Railroad market, as well as adverse weather conditions during April 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.8 million, or 23.2%, from $29.3 million for the six months ended June 30, 2000 to $36.1 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was due primarily to additional selling, general and administrative expenses of the 2000 Acquired Companies as well as additional costs incurred in developing centralized hubs in the rail products and services and the rail track services segments and increased selling, general and administrative expenses associated with the growth of the transit services segment. As a percentage of revenue, selling, general and administrative expenses decreased from 10.5% for the six months ended June 30, 2000 to 9.8% for the six months ended June 30, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

         Transit services selling, general and administrative expenses increased $4.3 million, or 48.3%, from $8.9 million for the six months ended June 30, 2000 to $13.2 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was due primarily to the addition of approximately $2.6 million of selling, general and administrative expenses from the two transit services companies acquired during 2000. The remaining increase is a result of the overall growth of the segment. As a percentage of segment revenue, selling, general and administrative expenses decreased from 6.7% for the six months ended June 30, 2000 to 6.2% for the six months ended June 30, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

         Rail products and services selling, general and administrative expenses increased $0.6 million, or 9.5%, from $6.3 million for the six months ended June 30, 2000 to $6.9 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was due primarily to the addition of selling, general and administrative expenses from the two rail products and services companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses increased from 10.7% for the six months ended June 30, 2000 to 11.8% for the six months ended June 30, 2001. This percentage increase was the result of additional costs incurred to establish a centralized hub for the rail products and services segment as well as the addition of the higher selling, general and administrative cost structures of the two rail products and services companies acquired during 2000.

         Rail track services selling, general and administrative expenses increased $0.8 million, or 10.0%, from $8.0 million for the six months ended June 30, 2000 to $8.8 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was due primarily to the development of a centralized hub for the rail track services segment and additional costs incurred to integrate the operations of the segment. As a percentage of segment revenue, selling, general and administrative expenses decreased from 9.0% for the six months ended June 30, 2000 to 8.9% for the six months ended June 30, 2001. This percentage decrease was primarily the result of additional costs incurred to establish a centralized hub for the rail track services segment as well as the relatively unchanged level of revenues in the segment.

         Corporate selling, general and administrative expenses increased $1.1 million, or 18.0%, from $6.1 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses for the six months ended June 30, 2001 was due primarily to the increased level of overhead to administer the larger operations in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 2.2% for the six months ended June 30, 2000 to 2.0% for the six months ended June 30, 2001. This decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

Operating (Loss) Income. Operating income decreased $28.3 million, or 99.0%, from $28.6 million for the six months ended June 30, 2000 to $0.3 million for the six months ended June 30, 2001. This decrease was mostly a result of the items mentioned above as well as additional restructuring and other unusual charges of approximately $0.9 million related to the Company's recovery plan.

Interest Expense. Interest expense increased $4.1 million, or 25.0%, from $16.4 million for the six months ended June 30, 2000 to $20.5 million for the six months ended June 30, 2001. The increase in interest expense for the six months ended June 30, 2001 was due primarily to the increase in average total debt outstanding of $331.2 million for the six months ended June 30, 2000 at an effective interest rate of 10.1% to $374.5 million for the six months ended June 30, 2001 at an effective interest rate of 9.14%. General interest rates have risen during this period, which adversely affects our variable rate debt.

Taxes. The Company has recorded an income tax provision of $3.7 million for the six months ended June 30, 2001. This provision reflects revised estimates of state and foreign income taxes payable by the Company after consideration of the losses incurred in the second quarter as a result of the sale of certain assets of out Railworks W.T. Byler L.P. subsidiary and the establishment of additional reserves in the transit services segment. In addition, due to uncertainty as to the realizability of the Company's deferred tax asset, an additional valuation allowance of approximately $3.0 million against the Company's deferred tax asset was recorded in the current provision.

Net Income. Net income decreased $45.1 million, from $7.7 million for the six months ended June 30, 2000 to a net loss of $37.4 million for the six months ended June 30, 2001, primarily as a result of the items mentioned above, including losses of approximately $14.6 million related to the 2001 Dispositions and $21.1 million for required provisions in the transit services segment. Net income also includes an extraordinary gain from the extinguishment of bonds of approximately $0.5 million.

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

Liquidity and Capital Resources

Working Capital. At June 30, 2001, we had $1.6 million in cash and cash equivalents offset by a cash overdraft of $7.8 million resulting in a negative cash position of $6.2 million compared to $7.1 million in cash and cash equivalents offset by a cash overdraft of $16.8 million resulting in a negative cash position of $9.7 million as of December 31, 2000. Net cash used in operating activities for the six months ended June 30, 2001 was approximately $9.8 million. Net cash provided by investing activities for the six months ended June 30, 2001 was approximately $13.8 million, which consisted primarily of cash proceeds from the sale of a subsidiary and a division offset by cash payments for capital expenditures and earnout obligations. Net cash used in financing activities for the six months ended June 30, 2001 was approximately $9.3 million, which included borrowings of approximately $10.9 million offset by debt repayments and reduction of cash overdraft of approximately $20.2 million.

         We had a working capital deficit of $237.0 million as of June 30, 2001, primarily as the result of the reclassification of $356.5 million in long-term debt to short term debt as discussed below. Excluding such reclassification our working capital as of June 30, 2001 was $119.5 million. Our working capital as of December 31, 2000 was $120.0 million.

         Capital expenditures were $6.4 million and $15.4 million for the six months ended June 30, 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years. The ability to continue any capital expenditure programs is subject to our ability to obtain vendor financing or other sources of capital.

         Subject to our ability to obtain required financing, we anticipate total capital expenditures of approximately $ 2.5 to $3.0 million for equipment and leasehold improvements for the remainder of 2001. This investment relates to the anticipated facility consolidations of the operating companies, the continued installation and expansion of a comprehensive financial reporting computer system and the purchase or lease of supplemental machinery and equipment needed to meet operational demands.

         In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill as of June 30, 2001 relating to 2000 operating performance amounted to approximately $13.6 million as adjusted based on finalized earn-out calculations. Such amounts are to be paid throughout 2001. Through June 30, 2001, we paid approximately $3.0 million of such additional consideration and $4.6 million was forgiven as partial consideration in the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. leaving the balance of $6.0 million of such consideration to be paid during the remainder of 2001. Our ability to make such payments is dependent upon the successful renegotiation of our financing arrangements as discussed below.

Indebtedness. As of June 30, 2001, we had a total of $368.1 million of indebtedness outstanding, which includes approximately $183.6 million outstanding under our Credit Agreement and $173.1 million in Notes outstanding. As a result of our current and anticipated noncompliance with certain covenants under the Credit Agreement and our current and anticipated default under certain covenants under the indenture governing the Notes discussed below we have reclassified all of our outstanding indebtedness as short debt. Excluding such reclassification, $356.5 million of our indebtedness as of June 30, 2001 would be long term debt.

         Of the $183.6 million of borrowings outstanding under the Credit Agreement, $94.5 million was a term loan payable through 2006 and $89.1 million was borrowed under the revolving credit commitment. The loans under the Credit Agreement bore interest at a weighted average rate of 8.83% per annum at such date. In connection with the Credit Agreement, the Company granted the Lenders a security interest in essentially all of the assets, including receivables, of the Company. As of June 30, 2001, the Company had aggregate borrowing availability of approximately $7.9 million under the revolving credit commitment after giving effect to the June 18, 2001 amendment to the Credit Agreement discussed below; however, as a result of the defaults under the Credit Agreement discussed below, the Company may be unable to effect any additional borrowings under the revolving credit commitment. Due to the limited availability remaining under the revolving credit commitment during the second quarter even after the increase discussed in the next paragraph, the Company entered into discussions with the Lenders to increase the maximum availability under the revolving credit commitment in order to fund working capital, contingent purchase price obligations and other cash requirements.

         Effective June 18, 2001, we entered into an amendment to the Credit Agreement (the "Third Amendment") pursuant to which the available revolving credit commitment was increased to $111,000,000 through September 30, 2001. In connection with the Third Amendment, we agreed to pay an amendment fee of a quarter of a percent (0.25%) of the commitments and to issue to the Lenders warrants to purchase our common stock in an amount equal to two percent (2.0%) of our fully diluted and outstanding equity as of June 18, 2001 (or 379,359 shares) at an exercise price of $0.01 per share. The warrants will have customary anti-dilution protection for stock splits, dividends and distributions. The warrants will become exercisable in four equal monthly increments beginning on September 30, 2001 and ending on December 31, 2001, and will expire on July 18, 2011. We agreed to certain demand and piggyback registration rights with respect to the common stock issuable upon exercise of the warrants.

         Under the Third Amendment, all amounts outstanding under the Credit Agreement will bear interest at a per annum rate one-half percent (0.5%) higher than previously applicable, or 4.0% above the prime rate for the term loan and 3.0% above the prime rate on the revolving credit commitment. We are not allowed to enter into any LIBOR contracts during the term of the Third Amendment period, which expires on September 30, 2001, and must continue to have prime rate-based borrowings during such term. In the Third Amendment the Lenders waived our noncompliance with certain of the financial covenants in the Credit Agreement for the period ended June 30, 2001. Pursuant to the Third Amendment we were required to achieve a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $15,000,000 for the quarter ended June 30, 2001. We failed to achieve such minimum EBITDA for the quarter ended June 30, 2001. In addition, as of August 7, 2001, we had exceeded the permitted borrowing base over advance under the Credit Agreement by $778,900. After recalculation of the borrowing base to reflect adjustments made for the period ended June 30, 2001, the Company has exceeded the permitted borrowing base over advance by approximately $12.5 million.

         As a result of the foregoing, on August 7, 2001, we sought a waiver from our Lenders for our noncompliance with the EBITDA covenant under the Third Amendment, our exceeding the permitted borrowing base over advance under the Credit Agreement and our noncompliance with certain other covenants in the Third Amendment. Our noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement could provide the Lenders with the right to accelerate payment of all amounts owed by us under the Credit Agreement and to prohibit us from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified us that they had declined to provide the waivers sought.

         Upon the expiration of the Third Amendment, on October 1, 2001, the available revolving credit commitment under the Credit Agreement will be reduced to the lesser of (i) $96,057,690 or (ii) the amount to which the available revolving committed amount is reduced by mandatory reductions in accordance with the Credit Agreement and the waiver of our noncompliance with the financial covenants under the Credit Agreement discussed above will terminate. Unless we are able to agree to a further amendment to the Credit Agreement with our Lenders on or before September 30, 2001 we will be required to repay any borrowings under the revolving credit commitment which exceed the reduced committed amount. In addition, without such a further amendment to the Credit Agreement it is unlikely we will be in compliance with the financial covenants under the Credit Agreement. Our failure to repay such excess borrowings and our noncompliance with such financial covenants will constitute additional defaults under the Credit Agreement.

         If we are not able to obtain a further amendment of the Credit Agreement which increases the level of the revolving credit commitment and waives current defaults under the Credit Agreement and the Third Amendment, it is likely we will be prevented from using additional borrowings under our Credit Agreement to fund our current operations. If we are unable pay the amounts due under the Credit Agreement or make the interest payment due on the Notes, either of such nonpayments would constitute a default under the indenture governing the Notes and payment of the principal amount of the Notes and all accrued and unpaid interest thereon may be accelerated. If this were to occur, we would not have the cash available to repay the outstanding borrowings under the Credit Agreement and the Notes and it is unlikely that we would be able to obtain debt or equity financing to repay such borrowings on a timely basis, if at all.

         Due to our current limited access to capital, we have recently been unable to fund all of our accounts payable within prescribed time periods. To meet our working capital and cash needs subsequent to September 30, 2001, and to meet our obligation to make the $10.0 million interest payment on our 11.5% Senior Subordinated Notes that is due on October 15, 2001, we will require increased borrowing capacity under our Credit Agreement, other additional debt or equity financing, additional asset sales or a combination thereof. We intend to engage in further discussions with the Lenders and potential investors and to explore additional asset sales in order to address all of the above-described needs. We cannot assure you that we will be successful in obtaining such increased borrowing capacity or such additional funding. If we are unable to do so within the time period required, it is likely we will be unable to meet our working capital and cash requirements, including interest payments payable on our debt. If this were to occur, it would have a material adverse effect on our operations and financial condition.

Bonding. As of June 30, 2001, Travelers Casualty and Surety Company of America ("Travelers") was the primary source for payment, performance and other bonding for the Company's bonded projects. In May 2001, Travelers indicated that, if it were to continue furnishing payment and performance bonds in support of our projects, it would be necessary for Travelers and Lenders to enter into an Inter-creditor Agreement by August 1, 2001. Since August 1, 2001, we have not approached Travelers to furnish any bonds. The Inter-creditor agreement would define the security interests of the parties in and to our assets and the circumstances under which the parties would be entitled to exercise their respective rights under such security interests. Although negotiations have been ongoing since mid-July, 2001, as of the date hereof, Travelers and the Lenders have not reached agreement. If Travelers and the Lenders fail to reach agreement, then Travelers may cease furnishing such bonds on our behalf. In such case, our ability to secure new business will be significantly and adversely affected because a large percentage of our business (particularly in the Transit Systems Group) is dependent upon the ability to furnish such bonds to owners and general contractors.

Credit Rating. On August 16, 2001, Standard & Poor's ("S&P") lowered its rating on us and placed the ratings on "CreditWatch" with negative implications. In taking such action, S&P cited our need to secure additional financing, our October 15th interest payment due on the Notes and our recent announcement of a net loss for the quarter ended June 30, 2001. S&P also expressed concern regarding our ability to obtain an additional amendment or waiver from the Lenders due to our June 26, 2001 announcement that we would further miss earnings expectations for the last two quarters of 2001 and the frequency that we have gone to the Lenders for amendments and waivers.

INFLATION

         We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

RISK FACTORS

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

         Forward-looking statements include, without limitation, our expectations and estimates as to development of our services and products and expansion of our customer base, future financial performance, including growth in revenues and earnings and the effect of new acquisitions on our financial position and results of operations, cash flows from operations, acquisitions, capital expenditures, the availability of funds from credit facilities and the sale of securities. Consequently, you should regard forward-looking statements only as our current plans, estimates and beliefs. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. Additional information concerning the risk and uncertainties listed above, and other factors that you may wish to consider, are contained in our filings with the Securities and Exchange Commission. Copies of these filings are available from us free of charge.

         Some factors that may cause actual results to differ from projected results are:

Need for Additional Capital. We will need additional capital to fund our future operations and comply with the terms of and repay existing indebtedness. However, as a result of the defaults under the Credit Agreement discussed above, we may be unable to effect any additional borrowings under the revolving credit commitment. Due to our current limited access to capital, we have recently been unable to fund all of our accounts payable within the prescribed time periods. On October 1, 2001, the available revolving credit commitment will be reduced to the lesser of (i) $96,057,690 or (ii) the amount to which the available revolving committed amount is reduced by mandatory reductions in accordance with the Credit Agreement. To meet our working capital needs subsequent to September 30, 2001, and to meet our obligation to make the $10.0 million interest payment on our 11.5% Senior Subordinated Notes that is due on October 15, 2001, we will require increased borrowing capacity under our Credit Agreement, other additional debt or equity financing, additional asset sales or a combination thereof. We cannot assure you that we will be successful in obtaining such increased borrowing capacity or such additional funding.

         If we are not able to increase our borrowing capacity or obtain additional financing, we may not be able to fund our continuing operations. We may also be unable to repay interest and principal on our outstanding indebtedness as it comes due or comply with the financial covenants of our indebtedness agreements or instruments. Any of these results may cause our creditors to accelerate our indebtedness to them.

         Our debt instruments and credit agreement restrict our ability to obtain additional debt or obtain financing. Moreover, even if we are able to secure the consent of the holders of those securities and the Lenders to additional financing, we cannot assure you that we will be able to obtain the additional financing necessary to satisfy our operating and other cash requirements.

Breaches of Covenants. Our Credit Agreement and the indenture governing our outstanding notes impose on us operating and financial restrictions. These restrictions significantly limit or prohibit, among other things, our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, or make investments. Our Credit Agreement also imposes certain financial covenants. Failure to comply with any of these restrictions could result in a default under the applicable instrument and thereby cause defaults on other financings. Following a default, the lender may be able to accelerate the indebtedness. We may not have the funds to repay the debt upon acceleration, which could cause us or our creditors to file a petition for bankruptcy. In addition, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and thereby adversely affect our business, results of operations and financial condition.

         We anticipated that we would not be in compliance with the financial covenants under our Credit Agreement for the period ending June 30, 2001. The Lenders waived these breaches. In connection with this waiver and certain amendments to the financial covenants, we agreed to have a minimum EBITDA of $15.0 million for the quarter ending June 30, 2001. Due to certain charges recorded for the second quarter of 2001, we failed to achieve the minimum EBITDA for the quarter ending June 30, 2001. In addition, as of August 7, 2001, we had exceeded the permitted borrowing base over advance under the Credit Agreement by $778,900. After recalculation of the borrowing base to reflect adjustments made for the period ended June 30, 2001, the Company has exceeded the permitted borrowing base over advance by approximately $12.5 million. As a result of the foregoing, on August 7, 2001, we sought a waiver from our Lenders for our noncompliance with the EBITDA covenant under the Third Amendment, our exceeding the permitted borrowing base over advance under the Credit Agreement and our noncompliance with certain other covenants in the Third Amendment. Our noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement could provide the Lenders with the right to accelerate payment of all amounts owed by us under the Credit Agreement and to prohibit us from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified us that they had declined to provide the waivers sought. If we are not able to obtain this waiver our Lenders could prevent us from using additional borrowings under our Credit Agreement to fund our current operations and could accelerate payment of amounts we owe under our Credit Agreement. If we are unable to pay amounts due under the Credit Agreement, payment of the principal amount of the Notes and all interest thereon may be accelerated. We would not have the cash available to repay the outstanding borrowings under the Credit Agreement and the principal and interest on the Notes and it is unlikely that we would be able to obtain debt or equity financing to repay such borrowings on a timely basis, if at all.

Posting of Bonds. Our transit services group derives a substantial portion of its revenue from contracts entered into through a competitive bid process. Many projects that are competitively bid require us to post a bond to provide the customer with insurance in the event we are unable to compete the project. Travelers Casualty and Surety Company of America, has furnished almost all of the bonding for such projects. In May 2001, Travelers indicated that, if it were to continue furnishing payment and performance bonds in support of our projects, it would be necessary for Travelers and the Lenders to enter into an Inter-creditor Agreement by August 1, 2001. Since August 1, 2001, we have not approached Travelers to furnish bonds. The Inter-creditor agreement would define the security interests of the parties in and to our assets and the circumstances under which the parties would be entitled to exercise their respective rights under such security interests. Although negotiations have been ongoing since mid-July, 2001, as of August 14, 2001, Travelers and the Lenders have not reached agreement. If Travelers and the Lenders fail to reach agreement, then Travelers may cease furnishing such bonds on our behalf. In such case, our ability to secure new business will be significantly and adversely affected because a large percentage of our business (particularly in the Transit Systems Group) is dependent upon the ability to furnish such bonds to owners and general contractors.

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

Lack of Combined Operating History. Our company was founded in March 1998 but conducted no operations and generated no revenue until we completed the initial public offering, or IPO, of our common stock in August 1998. We acquired 14 groups of companies concurrently with the completion of our IPO and have acquired an additional 21 operating companies, or groups of companies, since the IPO through June 30, 2001. The integration of our operating companies, while allowing them to retain decentralized operations and management, is important to our operating and growth strategies and the achievement of efficiencies in our combined operations. We may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to manage effectively the combined enterprise. Certain members of our management group have only recently joined our company and there can be no assurance that the management group will be able to implement our operating strategies. We cannot assure you that we will be able to establish, maintain or increase the profitability of the operating companies. Our financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, our financial statements may not be indicative of our future results of operations. Any failure by our management group to implement our strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, dispose of non-strategic subsidiaries or effectively oversee the combined entity could have a material adverse effect on our business, financial condition and results of operations.

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

Reliance on Subcontractors and Suppliers. When we perform a contract for transit signaling and communication systems, it may be as a subcontractor to the company that designs the systems and manufactures or purchase the necessary equipment. In other instances, we act as the prime contractor and subcontract the design of the signal or communication system and necessary equipment. When we are a prime contractor for such projects, we generally require subcontractors to post performance bonds. We may not require a subcontractor to post a performance bond in situations where (1) the subcontractor has strong experience with a specific type of project and demonstrates financial stability and (2) the customer does not require bonds from us as prime contractor. We sometimes depend upon the subcontractor to perform design and other services and provide equipment. For certain projects only a limited number of companies can perform the subcontract if the initial subcontractor defaults. As a result, we depend upon our subcontractors to perform under the subcontracts. Further, the major components of signaling and communication systems for transit authorities are manufactured to specifications and require long lead times for production. In addition, we have recently experienced a delay in jobs because we have not been able to pay subcontractors as promptly as in the past. If a subcontractor or supplier defaults, or if a supplier refuses or cannot do business with us, it could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of June 30, 2001, interest rate exposure has been principally limited to the $183.6 million of long-term debt outstanding at June 30, 2001 under our credit facilities. All of that debt bears interest at rates that fluctuate with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $918,000 annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of June 30, 2001.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         The previously reported action by Steven G. Hutchinson, Douglas W. Hutchinson and C. C. Hutchinson, which was commenced on January 3, 2001, against Neosho Incorporated, a subsidiary of the Company, and the Company, in the District Court of Shawnee County, Kansas, has been settled on terms favorable to the Company.

Item 2.  Changes in Securities and Use of Proceeds

         (i)      Changes in Securities

                  None.

         (ii)     Use of Proceeds

                  None.

         (iii)    Recent Sales of Unregistered Securities

                  (1) On June 18, 2001, we issued 140,326 shares of unregistered Common Stock of the Company to HBV Rediscovered Opportunities Fund L. P. ("HBV") in exchange for the Company's 11.5% Senior Subordinated Notes in the amount of $1 million held by HBV. The stock was issued in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act of 1933.

                  (2) On July 31, 2001, we issued warrants to purchase 379,359 shares of Common Stock of the Company to Bank of America, N. A., as Administrative Agent under our Credit Agreement, for the benefit of the Lenders; said warrants are exercisable on September 30, 2001 and ending on December 31, 2001, and said warrants expire on July 31, 2011. The warrants were issued in reliance on an exemption from registration under
                           Section 4(2) of the Securities Act of 1933.

Item 3.           Default Upon Senior Securities

         Pursuant to the Third Amendment we were required to achieve a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $15,000,000 for the quarter ended June 30, 2001. We failed to achieve such minimum EBITDA for the quarter ended June 30, 2001. In addition, as of August 7, 2001, we had exceeded the permitted borrowing base over advance under the Credit Agreement by $778,900. After recalculation of the borrowing base to reflect adjustments made for the period ended June 30, 2001, the Company has exceeded the permitted borrowing base over advance by approximately $12.5 million.

         As a result of the foregoing, on August 7, 2001, we sought a waiver from our Lenders for our noncompliance with the EBITDA covenant under the Third Amendment, our exceeding the permitted borrowing base over advance under the Credit Agreement and our noncompliance with certain other covenants in the Third Amendment. Our noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement could provide the Lenders with the right to accelerate payment of all amounts owed by us under the Credit Agreement and to prohibit us from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified us that they had declined to provide the waivers sought.

Item 4.           Submission of Matters to a Vote of Security Holders

         On May 4, 2001 the Company held its annual meeting of stockholders and three proposals were considered. All such proposals were approved by the stockholders.

The first proposal was to approve amendments to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's issued and outstanding Common Stock. The following is the vote on this proposal:

   For:             Against:            Abstained
---------           ---------           ---------
9,699,474           1,589,301            153,039

The reverse split authorized by the stockholders was never effected and the board's authority to effect such reverse split pursuant to the stockholders' resolution has expired.

The second proposal was to elect three directors. The following is a separate tabulation with respect to the vote for each nominee:

         Scott D. Brace:   For: 10,719,906       Withhold: 721,908

         John G. Larkin:   For: 10,719,906       Withhold: 721,908

         R. C. Matney:     For: 10,719,906       Withhold: 721,908

         Messrs. Michael R. Azarela, Ronald W. Drucker, John Kennedy and Donald
P. Traviss, whose terms have not expired, continued as directors.

         The third proposal was to approve and ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent accountants for the 2001 fiscal year. The following is a breakdown of the vote on such matter:

         For                     Against                Abstained
         ---                     -------                ---------
         10,901,337              322,915                217,562

Item 5.           Other Information

                  John G. Larkin, Chairman, and Michael R. Azarela, Chief Operating Officer, resigned their positions as officers and directors of the Company, effective August 19, 2001.

Item 6.           Exhibits and Reports on Form 8-K

                  a)        Exhibit List:

                                 4.5       --  Common Stock Purchase Warrant, issued July 31,
                                               2001, to Bank of America, N. A., Certificate 1
                                               of 4.
                                 10.52     --  Asset Purchase Agreement between W. T. Byler
                                               Co., LP, RailWorks W. T. Byler, LP, RailWorks
                                               Corporation, William Troy Byler and William
                                               Troy Byler, Jr., dated June 20, 2001.

                  b)       Reports on Form 8-K:

                           A current report on Form 8-K, which included and reported "Other events" under item 5, was filed on June 22, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RailWorks Corporation

                                             /s/ Edward M. Cumberledge
                                             -----------------------------------
                                             By: Edward M. Cumberledge
                                                   Vice President and
                                                   Chief Financial Officer

Date: August 20, 2001

                                  EXHIBIT INDEX


NUMBER                                   EXHIBIT                                   PAGE NUMBER
------                                   -------                                   -----------
4.5         Common Stock Purchase Warrant, issued July 31, 2001, to Bank of
            America, N. A., Certificate 1 of 4.

10.52       Asset Purchase Agreement between W. T. Byler Co., LP, RailWorks
            W. T. Byler, LP, RailWorks Corporation, William Troy Byler and
            William Troy Byler, Jr., dated June 20, 2001.