Form 10-Q
period 2001-09-30
RAILWORKS CORP
filed 2001-11-19
CIK 1061857

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from                 to
                                               ---------------    --------------
                         Commission file number 0-24639

                              RAILWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                      58-2382378
            (State of Organization)                            (IRS Employer
                                                            Identification No.)

6225 Smith Avenue, Suite 200, Baltimore, Maryland                  21209
    (Address of principal executive office)                     (Zip Code)

       (Registrant's telephone number, including area code) (410) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

14,383,553 shares of Common Stock were outstanding as of November 9, 2001.

'

                              RailWorks Corporation

                                    CONTENTS

                                                                                 Page
PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements:
     Consolidated Balance Sheets as of September 30, 2001
           (unaudited) and December 31, 2000                                        3
     Consolidated Statements of Operations for the three months ended
           September 30, 2001 (unaudited) and 2000 (unaudited)                      4
     Consolidated Statements of Operations for the nine months ended
           September 30, 2001 (unaudited) and 2000 (unaudited)                      5
     Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001 (unaudited) and 2000 (unaudited)                      6
     Notes to Consolidated Financial Statements (unaudited)                      7-20

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  21-33

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk              33

PART II - OTHER INFORMATION                                                     33-38
  Items 1 through 6                                                             34-35
  Signatures                                                                       36

EXHIBIT INDEX                                                                      37

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (in thousands, except share and per share data)

                                                                                     (Unaudited)
                                               ASSETS                                September 30,        December 31,
                                                                                        2001                  2000
                                                                                     ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $     13,790         $      7,138
  Accounts receivable, net of allowance for doubtful accounts of
    $13,780 and $1,581, respectively                                                      173,079              192,840
  Costs and estimated earnings in excess of billings on uncompleted contracts              44,718               31,638
  Inventories:
    Raw materials                                                                          11,515               21,207
    Finished goods                                                                         11,891               10,091
  Deferred tax asset                                                                           --                5,436
  Other current assets                                                                      6,774               10,336
                                                                                     ------------         ------------
      Total current assets                                                                261,767              278,686
                                                                                     ------------         ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                         52,604               83,075
                                                                                     ------------         ------------
OTHER ASSETS:
    Excess of cost over net assets acquired, net of amortization                          208,974              242,678
    Other                                                                                  10,232               10,824
                                                                                     ------------         ------------
      Total other assets                                                                  219,206              253,502
                                                                                     ------------         ------------
          TOTAL                                                                      $    533,577         $    615,263
                                                                                     ============         ============

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Cash overdraft                                                                     $        108         $     16,766
  Current portion of long-term debt                                                        15,108               22,733
  Accounts payable                                                                          6,423               67,160
  Accrued payroll and related withholdings                                                  6,599                5,103
  Accrued interest payable                                                                     34                5,940
  Billings in excess of costs and estimated earnings on uncompleted contracts              16,797               21,680
  Other accrued liabilities                                                                 9,053               19,324
                                                                                     ------------         ------------
      Total current liabilities                                                            54,122              158,706
                                                                                     ------------         ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                                        373              358,166
DEFERRED TAX LIABILITY                                                                        895                3,526
EXCESS OF NET ASSETS ACQUIRED OVER COST, NET OF AMORTIZATION                                5,361                5,475
OTHER LIABILITIES                                                                           5,908                7,968
                                                                                     ------------         ------------
      Total long-term liabilities                                                          12,537              375,135
                                                                                     ------------         ------------
        Total liabilities not subject to compromise                                        66,659              533,841
LIABILITIES SUBJECT TO COMPROMISE                                                         486,048                   --
                                                                                     ------------         ------------
        Total liabilities                                                                 552,707              533,841
                                                                                     ------------         ------------
WARRANTS                                                                                    1,211                   --
MINORITY INTEREST                                                                           1,601                   --
STOCKHOLDERS' (DEFICIT) EQUITY:
  Series A, convertible preferred stock, $1.00 par value, authorized
    10,000,000 shares, 13,700 shares issued and outstanding                                    14                   14
  Common stock, $0.01 par value, authorized 100,000,000 shares,
   15,512,585 issued and 14,383,553 outstanding at September 30, 2001 and
   15,369,761 shares issued and outstanding at December 31, 2000                              155                  153
  Treasury stock                                                                           (2,667)                  --
  Officer loans, net                                                                       (1,876)              (3,583)
  Additional paid-in capital                                                              136,572              136,136
  Accumulated other comprehensive (loss) income                                            (1,052)                  50
  Retained deficit                                                                       (153,088)             (51,348)
                                                                                     ------------         ------------
      Total stockholders' (deficit) equity                                                (21,942)              81,422
                                                                                     ------------         ------------
          TOTAL                                                                      $    533,577         $    615,263
                                                                                     ============         ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share and per share data)

                                                                                       (Unaudited)
                                                                               2001                  2000
                                                                            ------------         ------------
Revenue                                                                     $    131,849         $    163,882
Costs of revenue                                                                 143,379              135,254
                                                                            ------------         ------------
Gross (loss) profit                                                              (11,530)              28,628
Selling, general and administrative expenses                                      20,599               21,040
Restructuring and other unusual charges                                           20,692               48,045
                                                                            ------------         ------------
Operating loss                                                                   (52,821)             (40,457)
                                                                            ------------         ------------

  Interest expense                                                                (9,368)             (10,583)
  Interest and other (expense) income, net                                          (379)                  85
                                                                            ------------         ------------
Loss before reorganization items, income taxes and minority interest             (62,568)             (50,955)
Reorganization items                                                              (1,873)                  --
                                                                            ------------         ------------
Loss before income taxes and minority interest                                   (64,441)             (50,955)
Provision (benefit) for income taxes                                                 410               (3,032)
                                                                            ------------         ------------
Loss before minority interest                                                    (64,851)             (47,923)
Minority interest in losses                                                          482                   --
                                                                            ------------         ------------
Net loss                                                                    $    (64,369)        $    (47,923)
                                                                            ============         ============

Basic loss per share                                                        $      (4.32)        $      (3.12)
                                                                            ============         ============
Diluted loss per share                                                      $      (4.32)        $      (3.12)
                                                                            ============         ============

Weighted average shares used in computing basic loss per share                14,913,578           15,369,761
                                                                            ============         ============
Weighted average shares used in computing diluted loss per share              14,913,578           15,369,761
                                                                            ============         ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share and per share data)

                                                                                     (Unaudited)
                                                                              2001                 2000
                                                                          ------------         ------------
Revenue                                                                   $    500,517         $    443,911
Costs of revenue                                                               474,770              357,364
                                                                          ------------         ------------
Gross profit                                                                    25,747               86,547
Selling, general and administrative expenses                                    56,677               50,351
Restructuring and other unusual charges                                         21,573               48,045
                                                                          ------------         ------------
Operating loss                                                                 (52,503)             (11,849)
                                                                          ------------         ------------

  Interest expense                                                             (29,861)             (26,974)
  Interest and other income, net                                                   147                1,653
  Loss on sale of subsidiaries                                                 (14,576)                  --
                                                                          ------------         ------------
Loss before reorganization items, income taxes,
  minority interest and extraordinary item                                     (96,793)             (37,170)
Reorganization items                                                            (1,873)                  --
                                                                          ------------         ------------
Loss before income taxes, minority interest and extraordinary item             (98,666)             (37,170)
Provision for income taxes                                                       4,153                3,006
                                                                          ------------         ------------
Loss before minority interest and extraordinary item                          (102,819)             (40,176)
Minority interest in losses                                                        543                   --
                                                                          ------------         ------------
Loss before extraordinary item                                                (102,276)             (40,176)
Extraordinary gain on extinguishment of debt                                       537                   --
                                                                          ------------         ------------
Net loss                                                                  $   (101,739)        $    (40,176)
                                                                          ============         ============

Basic loss per share before extraordinary item                            $      (6.73)        $      (2.73)
Basic earnings per share from extinguishment of debt                              0.04                   --
                                                                          ------------         ------------
Basic loss per share                                                      $      (6.69)        $      (2.73)
                                                                          ============         ============
Diluted loss per share before extraordinary item                          $      (6.73)        $      (2.73)
Diluted earnings per share from extinguishment of debt                            0.04                   --
                                                                          ------------         ------------

Diluted loss per share                                                    $      (6.69)        $      (2.73)
                                                                          ============         ============

Weighted average shares used in computing basic loss per share              15,210,926           14,698,756
                                                                          ============         ============
Weighted average shares used in computing diluted loss per share            15,210,926           14,698,756
                                                                          ============         ============

                 See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands)

                                                                                                        (Unaudited)
                                                                                                   2001                2000
                                                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $   (101,739)        $    (40,176)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                    15,324               17,019
    Deferred tax valuation allowance                                                                  2,964                   --
    Non-cash gain on extinguishment of bonds                                                           (537)                  --
    Goodwill impairment                                                                              18,834               11,462
    Non-cash restructuring and other special charges                                                   (630)              24,237
    Minority interest in losses                                                                        (543)                  --
    Bond discount amortization                                                                           53                   52
    Loss on sale of equipment                                                                           293                   15
    Loss on sale of subsidiaries                                                                     14,576                   --
    Change in operating assets and liabilities:
       Accounts receivable and costs and estimated earnings in excess of billings
        on uncompleted contracts                                                                    (11,660)             (30,718)
       Inventories                                                                                    6,322               (2,192)
       Other current assets                                                                            (313)                 623
       Accounts payable and accrued liabilities                                                      42,218               (1,055)
       Accrued payroll and related withholdings                                                       2,930                  292
       Accrued interest payable                                                                       6,496                5,958
       Billings in excess of costs and estimated earnings on  uncompleted contracts                  (2,509)               3,450
       Other current liabilities                                                                      2,195               (4,189)
       Other assets                                                                                   1,053                  838
       Other liabilities                                                                             (1,321)              (5,823)
                                                                                               ------------         ------------
                 Net cash used in operating activities                                               (5,994)             (20,207)
                                                                                               ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                                   1,813               10,371
    Purchase of equipment and leasehold improvements                                                 (8,382)             (20,890)
    Proceeds from sale of subsidiaries                                                               23,126                   --
    Payment of abandoned acquisition costs                                                               --                 (820)
    Distribution to minority interest                                                                  (142)                  --
    Acquisitions of subsidiaries, net of cash acquired                                                  804              (19,956)
    Contingent earn-out payments                                                                     (4,240)             (17,372)
                                                                                               ------------         ------------
                 Net cash provided by (used in) investing activities                                 12,979              (48,667)
                                                                                               ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in bank overdraft                                                                    (15,363)                  --
    Net activity on revolving line of credit                                                         18,962               32,926
    Debt issuance costs                                                                                  --                 (236)
    Payment of loan origination fees                                                                   (427)              (2,607)
    Payment of abandoned transaction costs                                                               --               (2,322)
    Proceeds from debtor-in-possession funding                                                       10,000                   --
    Proceeds from fixed asset borrowings                                                                458               14,638
    Proceeds from term loan borrowing                                                                    --              100,000
    Repayments of fixed asset borrowings                                                             (4,509)             (25,721)
    Repayments of term loan                                                                          (5,222)             (30,175)
    Repayments of seller notes                                                                       (3,585)              (7,510)
    Proceeds from exercise of stock options                                                               4                   --
                                                                                               ------------         ------------
                Net cash provided by financing activities                                               318               78,993
                                                                                               ------------         ------------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                                                      (651)                 105
                                                                                               ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             6,652               10,224
CASH AND CASH EQUIVALENTS, beginning of period                                                        7,138                4,617
                                                                                               ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                                       $     13,790         $     14,841
                                                                                               ============         ============


                 See Notes to Consolidated Financial Statements.

                     RAILWORKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and have been prepared assuming the Company (as defined below) will continue as a going concern. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NATURE OF THE BUSINESS

    Railworks Corporation (the "Company" or "Railworks") was formed to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company provides contracting services and rail related products to a broad range of customers including Class I railroads, transit authorities and commuter railroads, municipalities, industrial companies and commercial enterprises. Operations are principally in the United States and Canada.

    The Company has three reportable segments: (1) transit services, (2) rail track services and (3) rail products and services. The transit services segment provides transit construction and rehabilitation services, as well as installation of signaling, communications and electrical systems. The rail track services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and services segment provides a broad range of rail related products, including treated wood ties. The Company evaluates performance based on profit or loss from operations before minority interest, income taxes, interest income and expense, and non-recurring gains and losses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company believes that the impact of this statement will not have an effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test, with any adjustments thereto resulting in a separate charge to earnings in the period in which the impairment took place. It also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. This standard becomes effective on January 1, 2002 for goodwill and intangible assets existing as of June 30, 2001 and immediately for goodwill and intangible assets acquired after June 30, 2001. For the nine months ended September 30, 2001, the Company recognized $4.6 million in amortization of goodwill. The Company estimates that goodwill amortization in 2002 before any impairment changes would be approximately $6.0 million. The Company is assessing these matters and currently believes that this statement will require a material impairment charge on the Company's financial statements in 2002, but has not determined the amount of the charge.

OFFICER LOANS

    The Company has certain officer loans secured by common stock, which have been classified as a contra equity account in the accompanying consolidated balance sheets. Certain of these loans, extended to former officers, principal and interest, were forgiven by the Company during the third quarter of 2001 through foreclosure of the Company's stock held as collateral. This stock has been classified as treasury stock as of September 30, 2001.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The recognition of revenues and costs in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1:
"Accounting for Performance of Construction-Type and Certain Production Type Contracts" ("SOP 81-1") involves considerable use of estimates and is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs and the extent of progress toward completion of contracts. Operating in Chapter 11 bankruptcy and problems with subcontractors and customers provides even more risk and uncertainty in the estimates. Changes in these estimates can cause volatility in the Company's financial results.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation.

2.  PETITION FOR REORGANIZATION UNDER CHAPTER 11

    On September 20, 2001 (the "Filing Date"), Railworks Corporation and its twenty-two domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the "Bankruptcy Court"). The filings have been consolidated for the purpose of joint administration as case No. 01-6-4463. The Company's Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with generally accepted accounting principles applicable to a going concern. These principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The uncertainty regarding the eventual outcome of the reorganization cases, related problems with subcontractors and customers and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

    Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors in existence prior to the Filing Date (including claims secured by the Debtors' assets) are stayed while the Debtors continue business operations as debtors-in-possession ("DIP"). These claims are reflected in the September 30, 2001 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the Filing Date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court
(or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

    Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors' debtor-in-possession financing arrangements (collectively, the "DIP Facility") with Bank of America, N.A., for itself and as agent for a syndicate of lenders, CSFB Global Opportunities Advisers, LLC, for itself and a syndicate of lenders, and Travelers Casualty & Surety Company of America. The DIP Facility includes a revolver facility for up to $35 million in borrowings in connection with the Debtors' rail track and rail products and services divisions, a revolver facility for up to $30 million in borrowings in connection with the Debtors' rail transit division, and a bond facility (and related bond support facility) for up to $100 million in bonding needs. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. See note 11 for more information on the DIP facility.

    Since the Filing Date, the Debtors also have received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and benefits and certain critical vendor obligations. The Debtors intend to remain in possession of their assets and continue in the management and operation of their businesses and properties, and to pay postpetition claims of their various vendors and subcontractors in the ordinary course of business.

    The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on their prepetition debt obligations and therefore in accordance with SOP 90-7 have discontinued accruing interest on these obligations. Contractual interest on these obligations amounts to approximately $10.5 million and $31.0 million for the quarter and nine months ended September 30, 2001, respectively. These amounts exceed the recorded amount of interest expense by approximately $1.1 million due to the cessation of accruing interest on the prepetition debt after the Filing Date.

LIABILITIES SUBJECT TO COMPROMISE

    The principal categories of claims reclassified in the consolidated balance sheets and included in "liabilities subject to compromise" at September 30, 2001 are identified below (in thousands). These amounts may be subject to further adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

             Senior subordinated notes due 2009                        $  173,073
             Revolving credit agreement due 2004                           97,513
             Term note due through 2006                                    94,278
             Accounts payable                                              91,531
             Accrued interest                                              12,400
             Other accrued liabilities                                      6,629
             Deferred earnout obligations                                   5,020
             Fixed asset and other notes payable                            3,207
             Promissory notes payable in 2002                               1,972
             Other long-term liabilities                                      425
                                                                       ----------
                Total prepetition liabilities subject to compromise    $  486,048
                                                                       ==========

    Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, construction contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. The Debtors cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts which may be rejected.

REORGANIZATION EXPENSES

    The Company has incurred reorganization related charges of approximately $1.9 million for the three and nine months ended September 30, 2001, which have been reflected in the reorganization items line of the consolidated statements of operations. These reorganization costs consist primarily of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company's Chapter 11 filings, net of interest income earned on accumulated cash resulting from the Chapter 11 proceedings.

3.  EARNINGS PER SHARE

    The Company reports its earnings (loss) per share in basic and diluted earnings per share. Basic earnings per share ("EPS") is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share ("Diluted EPS") includes the potentially dilutive effect of contingently issuable shares and the dilutive effect, if any, which would occur if outstanding options and warrants to purchase common stock were exercised. Approximately $1.4 million of contingently issuable common shares were outstanding during the three and nine months ended September 30, 2001 and 2000 but were not included in the computation of Diluted EPS as the effect would be anti-dilutive. Certain options to purchase shares of common stock were outstanding during both the three and nine months ended September 30, 2001 but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares.

4.  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

    The following table presents supplemental cash flow information for the nine months ended September 30, 2001 and 2000, respectively (in thousands):

                                                                       2001            2000
                                                                     --------        --------
         Cash paid during the period for interest                    $ 22,332        $ 17,979
         Cash paid during the period for income taxes                   1,356           5,363
         Reorganization items paid, net of interest earned              1,853              --

5.  RESTRUCTURING AND OTHER UNUSUAL CHARGES

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

RESTRUCTURING CHARGES

    Restructuring charges include costs directly related to the Plan. The Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit" ("EITF 94-3") provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs. Employee termination costs are recognized when benefit arrangements are communicated to affected employees in sufficient detail to enable the employees to determine the amount of benefits to be received on termination. Other exit costs that do not benefit future activities are recognized at the date of commitment to the Plan. These costs must be either incremental to the Plan or represent amounts under contractual obligations which existed prior to the commitment date and have no future economic benefit or result in a penalty to cancel the obligation. Other costs directly related to the Plan, which are not eligible for recognition at the commitment date, such as relocation and other integration costs, are expensed as incurred.

    During the year ended December 31, 2000, the Company recorded liabilities of approximately $2.2 million related to employee termination benefits for those employees who had been identified and notified in accordance with EITF 94-3 and approximately $0.7 million for non-cancelable lease costs in excess of the expected sublease income. During the nine months ended September 30, 2001, the Company reduced its liability by approximately $1.4 million based upon determination of the actual liability amount.

    During the three months ended September 30, 2001, the Company recorded additional reserves of approximately $0.5 million for employee termination benefits associated with the termination of the Chairman and Chief Executive Officer and the Chief Operating Officer of the Company.

    The following table provides a rollforward of liabilities for termination benefits and non-cancelable lease costs in accordance with EITF 94-3 (in thousands):

                                                             New
                                          December 31,   Restructuring                                      September 30,
                Type of Cost                 2000          Charges           Payments       Adjustments         2001
                ------------             -------------   -------------    -------------    -------------    -------------
         Employee termination benefits   $       1,534   $         536    $        (540)   $        (941)   $         589
         Facility closing costs                    631              --             (169)            (462)              --
                                         -------------   -------------    -------------    -------------    -------------
                                         $       2,165   $         536    $        (709)   $      (1,403)   $         589
                                         =============   =============    =============    =============    =============

OTHER UNUSUAL CHARGES

    The Plan also resulted in additional integration costs that were expensed as incurred in accordance with EITF 94-3. During the three and nine months ended September 30, 2001, the Company incurred approximately $2.8 million and $3.7 million, respectively, of other unusual charges, primarily for employee and office relocation costs related to the Plan, outside consulting costs and additional costs associated with the amendment of the Company's credit agreement. Additionally, in the third quarter of 2001, the Company performed an impairment analysis of its goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Through this analysis, it was determined that the goodwill associated with the purchase of Neosho Incorporated in 1999 was impaired. A charge of $18.8 million was recorded and is included in restructuring and other unusual charges on the accompanying statements of operations for the three and nine months ended September 30, 2001.


6.  LONG-TERM DEBT

    Due to the Company's failure to comply with certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of its prepetition debt obligations except those held by the Canadian subsidiaries. Except as otherwise may be determined by the Bankruptcy Court, and subject to any statutory exceptions, the automatic stay afforded by the Chapter 11 filings prevents any action from being taken with regard to any of the defaults under the Company's prepetition debt obligations. These prepetition debt obligations related to the Company and its domestic subsidiaries are classified as liabilities subject to compromise at September 30, 2001. See Note 2 for additional information on these prepetition debt obligations.


Long-term debt consisted of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                             2001         2000
                                                          ---------    ---------
              Revolving credit agreement due 2004         $      --    $  77,000
              Term note due through 2006                         --       99,500
              Senior subordinated notes due 2009                 --      174,020
              Seller promissory notes due 2002                   --        7,160
              Emergency DIP Financing                        10,000           --
              Canadian credit facility                        5,050        6,600
              Fixed asset and other notes payable               431       16,619
                                                          ---------    ---------
                                                             15,481      380,899
              Less current portion                           15,108       22,733
                                                          ---------    ---------
                                                          $     373    $ 358,166
                                                          =========    =========

     On September 21, 2001 Railworks secured $10.0 million of emergency financing ("Emergency DIP Financing") pursuant to a promissory note issued to CSFB Global Opportunities Advisers, LLC ("CSFB") as agent for one or more financial institutions advancing the committed funds. This note bore interest of prime plus 3.0%. The Bankruptcy Court entered an order allowing the Emergency DIP Financing on the same day. The note was repaid on October 12, 2001. See Note 11 for a summary of the debt transactions that occurred subsequent to September 30, 2001.

7.  CAPITAL STOCK AND STOCK INCENTIVE PLAN

    The Stock Incentive Plan reserves for issuance 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. During the third quarter of 2001, there were no options issued under the Stock Incentive Plan.

    In connection with the third amendment to its credit agreement, the Company was required to issue to its lenders, warrants to purchase 379,359 shares of the Company's common stock at an exercise price of $0.01 per share. These warrants have customary anti-dilution protection for stock splits, dividends and distributions. The warrants become exercisable in four equal monthly increments beginning on September 30, 2001 and ending December 31, 2001, and the warrants expire on July 31, 2011. The Company agreed to deliver registered shares with respect to the common stock issuable upon exercise of the warrants. The Company has calculated the fair market value of these warrants to be approximately $1.2 million using the Black-Scholes pricing model and has recorded this amount in the accompanying consolidated balance sheets as of September 30, 2001. As the Company has committed to settle the warrants in registered shares of the Company's stock, the warrants have been classified outside of equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As of November 19, 2001, the Company's lenders have not exercised their rights under these warrants.

8.  COMPREHENSIVE LOSS

    The following table summarizes the components of comprehensive loss (in thousands):

                                                            Three Months Ended             Nine Months Ended
                                                        -------------------------     -------------------------
                                                           2001           2000           2001           2000
                                                        ----------     ----------     ----------     ----------
         TOTAL COMPREHENSIVE LOSS:
         Net loss                                       $  (64,369)    $  (47,923)    $ (101,739)    $  (40,176)
         Foreign currency translation (losses) gains          (505)            15         (1,102)           105
                                                        ----------     ----------     ----------     ----------

         Total comprehensive loss                       $  (64,874)    $  (47,908)    $ (102,841)    $  (40,071)
                                                        ==========     ==========     ==========     ==========


9.  SEGMENT REPORTING

    The following table presents certain financial data as of and for the three months ended September 30, 2001 by reportable segment (in thousands):

                                                TRANSIT         RAIL PRODUCTS      RAIL TRACK          OTHER/
                                                SERVICES        AND SERVICES        SERVICES          CORPORATE            TOTAL
                                              -------------     -------------     -------------     -------------     -------------
         Total revenues for reportable        $      66,168     $      29,638     $      37,813     $          --     $     133,619
           segments
         Inter-segmental revenue                         --             1,702                68                --             1,770
         Depreciation/amortization                      285               976             1,584             1,956             4,801
         Segment operating loss                     (21,786)          (19,572)           (3,428)           (8,035)          (52,821)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                 33,409             3,135             8,174                --            44,718
         Segment assets                             222,198           135,001           175,180           246,338           778,717


    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

            REVENUES:
              Total revenues for reportable segments           $    133,619
              Elimination of inter-segment revenues                  (1,770)
                                                               ------------
              Consolidated revenues                            $    131,849
                                                               ============
            ASSETS:
              Total assets for reportable segments             $    778,717
              Elimination of inter-segment receivables              (48,845)
              Elimination of investments in subsidiaries           (196,295)
                                                               ------------
              Consolidated assets                              $    533,577
                                                               ============

    The Company's Canadian operations produced revenues for the three months ended September 30, 2001 of approximately $9.9 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $26.3 million as of September 30, 2001.

    The following table presents certain financial data as of and for the three months ended September 30, 2000 by reportable segment (in thousands):

                                                   TRANSIT      RAIL PRODUCTS    RAIL TRACK        OTHER/
                                                  SERVICES      AND SERVICES      SERVICES        CORPORATE          TOTAL
                                                -------------   -------------   -------------   -------------    -------------
         Total revenues for reportable          $      77,150   $      34,674   $      58,457   $          --    $     170,281
           segments
         Inter-segmental revenue                        2,765             834           2,800              --            6,399
         Depreciation/amortization                        293           1,727           1,851           2,589            6,460
         Segment operating profit (loss)                5,055           3,799           5,210         (54,521)         (40,457)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                   29,508              78           3,916              --           33,502
         Segment assets                               189,642         149,158         203,602         264,717          807,119


    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                    REVENUES:
                      Total revenues for reportable segments                   $    170,281
                      Elimination of inter-segment revenues                          (6,399)
                                                                               ------------
                    Consolidated revenues                                      $    163,882
                                                                               ============
                    ASSETS:
                      Total assets for reportable segments                     $    807,119
                      Elimination of inter-segment receivables/payables              (8,640)
                      Elimination of investments in subsidiaries                   (169,915)
                                                                               ------------
                    Consolidated assets                                        $    628,564
                                                                               ============

    The Company's Canadian operations had revenues for the three months ended September 30, 2000 of $11.8 million. The net book value of long-lived assets relating to the Canadian operations amounted to $25.7 million as of September 30, 2000.

    The following table presents certain financial data as of and for the nine months ended September 30, 2001 by reportable segment (in thousands):

                                                   TRANSIT       RAIL PRODUCTS   RAIL TRACK        OTHER/
                                                   SERVICES      AND SERVICES     SERVICES        CORPORATE          TOTAL
                                                --------------  --------------  -------------   -------------    -------------
         Total revenues for reportable          $     277,900   $      91,264   $     137,749   $          --    $     506,913
           segments
         Inter-segmental revenue                           --           4,853           1,543              --            6,396
         Depreciation/amortization                        858           3,178           5,536           5,752           15,324
         Segment operating (loss) profit              (24,087)        (15,205)          3,068         (16,279)         (52,503)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                   33,409           3,135           8,174              --           44,718
         Segment assets                               222,198         135,001         175,180         246,338          778,717

    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

                     REVENUES:
                       Total revenues for reportable segments           $    506,913
                       Elimination of inter-segment revenues                  (6,396)
                                                                        ------------
                       Consolidated revenues                            $    500,517
                                                                        ============
                     ASSETS:
                       Total assets for reportable segments             $    778,717
                       Elimination of inter-segment receivables              (48,845)
                       Elimination of investments in subsidiaries           (196,295)
                                                                        ------------
                       Consolidated assets                              $    533,577
                                                                        ============

    The Company's Canadian operations produced revenues for the nine months ended September 30, 2001 of approximately $26.2 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $26.3 million as of September 30, 2001.

    The following table presents certain financial data as of and for the nine months ended September 30, 2000 by reportable segment (in thousands):

                                                    TRANSIT       RAIL PRODUCTS    RAIL TRACK        OTHER/
                                                    SERVICES      AND SERVICES      SERVICES        CORPORATE          TOTAL
                                                  -------------   -------------   -------------   -------------    -------------
         Total revenues for reportable segments   $     215,092   $      95,635   $     150,008   $          --    $     460,735
         Inter-segmental revenue                          8,450           3,035           5,339              --           16,824
         Depreciation/amortization                          714           4,961           5,363           5,890           16,928
         Segment operating profit (loss)                 18,836          11,821          14,836         (57,342)         (11,849)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                     29,508              78           3,916              --           33,502
         Segment assets                                 189,642         149,158         203,602         264,717          807,119

    The Company's reconciliation of segment totals to enterprise values is as follows (in thousands):

           REVENUES:
             Total revenues for reportable segments                    $    460,735
             Elimination of inter-segment revenues                          (16,824)
                                                                       ------------
           Consolidated revenues                                       $    443,911
                                                                       ============
           ASSETS:
             Total assets for reportable segments                      $    807,119
             Elimination of inter-company receivables/payables               (8,640)
             Elimination of investments in subsidiaries                    (169,915)
                                                                       ------------
           Consolidated assets                                         $    628,564
                                                                       ============

    The Company's Canadian operations had revenues for the nine months ended September 30, 2000 of $28.2 million. The net book value of long-lived assets relating to the Canadian operations amounted to $25.7 million as of September 30, 2000.


10. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
    SUBSIDIARIES

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

    Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

    In accordance with SOP 90-7, the Company is required to report combined financial statements of the Debtors. The parent company and Subsidiary Guarantors included in the condensed consolidating financial statements set forth below represent the Debtors. The Non-Guarantor Subsidiaries (which are the Canadian subsidiaries) were not included in the filings with the Bankruptcy Court and are therefore not Debtors under the provisions of Chapter 11 of the Bankruptcy Code.

                              RAILWORKS CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001
                           (In Thousands) (Unaudited)

                                                      (DEBTORS-IN-POSSESSION)
                                                   -----------------------------
                                                     RAILWORKS
                                                    CORPORATION                           NON-
                                                      (PARENT         GUARANTOR        GUARANTOR
                                                   COMPANY ONLY)    SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                   -------------    -------------    -------------    -------------    -------------
                   ASSETS:
CURRENT ASSETS:
 Cash                                              $      15,078    $      (2,012)   $         724    $          --    $     13,790
 Accounts receivable, net                                     --          166,232            6,847               --         173,079
 Costs and estimated earnings in excess
  of billings                                                 --           44,251              467               --          44,718
 Inventories                                                               18,905            4,501                           23,406
 Deferred tax asset                                           --               --               --               --              --
 Due from parent company/subsidiaries                     24,903           20,862            3,789         (49,554)(a)           --
 Due from affiliates                                          --              130            2,010          (2,140)(a)           --
 Other current assets                                         48            4,839            1,887               --           6,774
                                                   -------------    -------------    -------------    -------------    ------------
   Total current assets                                   40,029          253,207           20,225          (51,694)        261,767
                                                   -------------    -------------    -------------    -------------    ------------
INVESTMENT IN SUBSIDIARIES                               348,491               --               --         (348,491)(b)          --
PROPERTY, PLANT AND EQUIPMENT, NET                         1,511           43,171            7,922               --          52,604
                                                   -------------    -------------    -------------    -------------    ------------
OTHER ASSETS:
  Excess of cost over net assets acquired, net                --          190,567           18,407                          208,974
  Other                                                    9,322              884               26               --          10,232
                                                   -------------    -------------    -------------    -------------    ------------
    Total other assets                                     9,322          191,451           18,433               --         219,206
                                                   -------------    -------------    -------------    -------------    ------------
      TOTAL                                        $     399,353    $     487,829    $      46,580    $    (400,185)   $    533,577
                                                   =============    =============    =============    =============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Cash overdraft                                   $          --    $         108    $          --    $          --    $        108
  Current maturities of long-term debt                    10,000               --            5,108               --          15,108
  Accounts payable                                            63            4,715            1,645               --           6,423
  Accrued payroll and related withholdings                    --            6,148              451               --           6,599
  Accrued interest payable                                    --               --               34               --              34
  Billings in excess of costs                                 --           14,702            2,095               --          16,797
  Due to parent company                                   24,651           20,015            4,888          (49,554)(a)          --
  Due to affiliates                                           --            2,010              130           (2,140)(a)          --
  Other accrued liabilities                                1,641            6,741              671               --           9,053
                                                   -------------    -------------    -------------    -------------    ------------
    Total current liabilities                             36,355           54,439           15,022          (51,694)         54,122
                                                   -------------    -------------    -------------    -------------    ------------
LONG TERM DEBT, NET                                           --               --              373               --             373
DEFERRED TAX LIABILITY                                        --               --              895               --             895
EXCESS OF NET ASSETS ACQUIRED OVER
  COST, NET OF AMORTIZATION                                   --            5,361               --               --           5,361
OTHER LIABILITIES                                              3            5,905               --               --           5,908
                                                   -------------    -------------    -------------    -------------    ------------
   Total long-term liabilities                                 3           11,266            1,268               --          12,537
                                                   -------------    -------------    -------------    -------------    ------------
     Total liabilities not subject to compromise          36,358           65,705           16,290          (51,694)         66,659
LIABILITIES SUBJECT TO COMPROMISE                        390,545           95,503               --               --         486,048
                                                   -------------    -------------    -------------    -------------    ------------
   Total liabilities                                     426,903          161,208           16,290          (51,694)        552,707
                                                   -------------    -------------    -------------    -------------    ------------
WARRANTS                                                   1,211               --               --               --           1,211
MINORITY INTEREST                                             --            1,601               --               --           1,601
STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock                       14               --               --               --              14
  Common stock                                               125            3,430              378           (3,778)(b)         155
  Treasury stock                                          (2,667)              --               --               --          (2,667)
  Officer loans, net                                      (1,876)              --               --               --          (1,876)
  Additional paid-in capital                             136,572          298,839           25,996         (324,835)(b)     136,572
  Intercompany funding                                        --           51,545              (80)         (51,465)(b)          --
  Accumulated other comprehensive (loss) income               --               --           (1,052)              --          (1,052)
  Retained earnings (deficit)                           (160,929)         (28,794)           5,048           31,587(b)     (153,088)
                                                   -------------    -------------    -------------    -------------    ------------
    Total stockholders' equity (deficit)                 (28,761)         325,020           30,290         (348,491)        (21,942)
                                                   -------------    -------------    -------------    -------------    ------------
      TOTAL                                        $     399,353    $     487,829    $      46,580    $    (400,185)   $    533,577
                                                   =============    =============    =============    =============    ============

(a)      Elimination of intercompany receivables/payables.
(b)      Elimination of investments in subsidiaries.

                              RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                           (In Thousands) (Unaudited)


                                                        (DEBTORS-IN-POSSESSION)
                                                     ----------------------------
                                                       RAILWORKS
                                                      CORPORATION                      NON-
                                                      (PARENT CO.     GUARANTOR     GUARANTOR
                                                        ONLY)       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                     ------------   ------------   ------------   ------------      ------------
Revenue                                              $         --   $    122,578   $      9,900   $       (629)(a)  $    131,849
Cost of revenue                                                --        135,942          8,066           (629)(a)       143,379
                                                     ------------   ------------   ------------   ------------      ------------
Gross profit (loss)                                            --        (13,364)         1,834             --           (11,530)
Selling, general and administrative expenses                4,657         14,889          1,053             --            20,599
Restructuring and other unusual charges                     1,858         18,834             --             --            20,692
                                                     ------------   ------------   ------------   ------------      ------------
Operating income (loss)                                    (6,515)       (47,087)           781             --           (52,821)
Equity in loss of subsidiaries                            (17,090)            --             --         17,090 (b)            --
Interest expense                                           (9,193)           (73)          (102)            --            (9,368)
Other (expense) income                                        (35)          (334)           (10)            --              (379)
                                                     ------------   ------------   ------------   ------------      ------------
Income (loss) before reorganization items,
income taxes and minority interest                        (32,833)       (47,494)           669         17,090           (62,568)
Reorganization items                                       (1,873)            --             --             --            (1,873)
                                                     ------------   ------------   ------------   ------------      ------------
Income (loss) before income taxes and minority
interest                                                  (34,706)       (47,494)           669         17,090           (64,441)
Provision for income taxes                                     --             --            410             --               410
                                                     ------------   ------------   ------------   ------------      ------------
Income (loss) before minority interest                    (34,706)       (47,494)           259         17,090           (64,851)
Minority interest in losses                                    --            482             --             --               482
                                                     ------------   ------------   ------------   ------------      ------------
Net income (loss)                                    $    (34,706)  $    (47,012)  $        259   $     17,090      $    (64,369)
                                                     ============   ============   ============   ============      ============


                              RAILWORKS CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           (In Thousands) (Unaudited)

                                                          (DEBTORS-IN-POSSESSION)
                                                        ---------------------------
                                                          RAILWORKS
                                                         CORPORATION                     NON-
                                                         (PARENT CO.     GUARANTOR     GUARANTOR
                                                            ONLY)      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                        ------------   ------------   ------------   ------------      ------------
Revenue                                                 $         --   $    476,773   $     26,167   $    (2,423)(a)   $    500,517
Cost of revenue                                                   --        456,436         20,757        (2,423)(a)        474,770
                                                        ------------   ------------   ------------   ------------      ------------
Gross profit                                                      --         20,337          5,410             --            25,747
Selling, general and administrative expenses                  10,817         42,434          3,426             --            56,677
Restructuring and other unusual charges                        3,603         17,970             --             --            21,573
                                                        ------------   ------------   ------------   ------------      ------------
Operating (loss) income                                      (14,420)       (40,067)         1,984             --           (52,503)
Equity in loss of subsidiaries                               (39,713)            --             --         39,713 (b)            --
Interest expense                                             (29,065)          (462)          (334)            --           (29,861)
Other (expense) income                                           (43)           120             70             --               147
Loss on sale of subsidiary                                       635        (15,211)            --             --           (14,576)
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before reorganization items,
income taxes,  minority interest and
  extraordinary item                                         (82,606)       (55,620)         1,720         39,713           (96,793)
Reorganization items                                          (1,873)            --             --             --            (1,873)
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before income taxes, minority
   interest and extraordinary item                           (84,479)       (55,620)         1,720         39,713           (98,666)
Provision for income taxes                                        --          3,313            840             --             4,153
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before minority interest and
   Extraordinary item                                        (84,479)       (58,933)           880         39,713          (102,819)
Minority interest in losses                                       --            543             --             --               543
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before extraordinary item                      (84,479)       (58,390)           880         39,713          (102,276)
Extraordinary gain on extinguishment of debt                     537             --             --             --               537
                                                        ------------   ------------   ------------   ------------      ------------
Net income (loss)                                       $    (83,942)  $    (58,390)  $        880   $     39,713      $   (101,739)
                                                        ============   ============   ============   ============      ============

(a) Elimination of intercompany revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           (In Thousands) (Unaudited)


                                                        (DEBTORS-IN-POSSESSION)
                                                     ----------------------------
                                                       RAILWORKS
                                                      CORPORATION                         NON-
                                                      (PARENT CO.      GUARANTOR       GUARANTOR
                                                         ONLY)       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     ------------    ------------    -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                    $    (83,942)   $    (58,390)   $         880    $      39,713(a)  $  (101,739)
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating activities:
 Depreciation and amortization                              1,144          12,328            1,852               --          15,324
 Deferred tax valuation allowance                              --           2,964               --                            2,964
 Non-cash gain on extinguishment of bonds                    (537)             --               --                             (537)
 Goodwill impairment                                           --          18,834               --                           18,834
 Non-cash restructuring and other special charges             234            (864)              --                             (630)
 Minority interest in losses                                   --            (543)              --               --            (543)
 Bond discount amortization                                    53              --               --               --              53
 Equity in earnings of subsidiaries                        39,713              --               --         (39,713)(a)           --
 Loss (gain) on sale of equipment                              --             359              (66)              --             293
 Loss on sale of subsidiary                                  (635)         15,211               --               --          14,576
 Changes in operating assets and liabilities:
  Accounts receivable and costs in excess
  of billings                                                  --         (10,132)          (1,528)              --         (11,660)

  Inventories                                                  --           5,140            1,182               --           6,322
  Other current assets                                         84            (823)             426               --            (313)
  Accounts payable and accrued liabilities                    387          42,055             (224)              --          42,218
  Accrued payroll and related withholdings                     --           2,915               15               --           2,930
  Accrued interest payable                                  6,460               2               34               --           6,496
  Billings in excess of costs                                  --          (4,300)           1,791               --          (2,509)
  Other current liabilities                                 4,127          (1,899)             (33)              --           2,195
  Other assets                                                410             519              124               --           1,053
  Other liabilities                                           (65)         (1,157)             (99)              --          (1,321)
  Due (to/from affiliates                                      --             396             (396)              --             --
  Due (to)/from parent company                              7,334          (7,215)            (119)              --              --
                                                     ------------    ------------    -------------    -------------   -------------
    Net cash (used in) provided by operating
      activities                                          (25,233)         15,400            3,839               --          (5,994)
                                                     ------------    ------------    -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                               --           1,639              174               --           1,813
 Purchase of equipment and leasehold improvements            (488)         (6,671)          (1,223)              --          (8,382)
 Proceeds from sale of subsidiary                          23,388            (262)              --               --          23,126
 Distribution to minority interest                             --            (142)              --               --            (142)
 Acquisitions of subsidiaries, net of cash
  acquired                                                     --             804               --               --             804
 Contingent earn-out payments                              (4,240)             --               --               --          (4,240)
                                                     ------------    ------------    -------------    -------------   -------------
    Net cash provided by (used in) investing
     activities                                            18,660          (4,632)          (1,049)              --          12,979
                                                     ------------    ------------    -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in bank overdraft                              (1,164)        (14,199)              --               --         (15,363)
 Net activity on revolving line of credit                  20,513              --           (1,551)              --          18,962
 Payment of loan origination fees                            (427)             --               --               --            (427)
 Proceeds from DIP funding                                 10,000              --               --               --          10,000
 Proceeds from fixed asset borrowings                          --             411               47               --             458
 Repayments of fixed asset borrowings                          --          (4,430)             (79)              --          (4,509)
 Repayments of term loan                                   (5,222)             --               --               --          (5,222)
 Repayments of seller notes                                (3,585)             --               --               --          (3,585)
 Proceeds from exercise of stock options                        4              --               --               --               4
                                                     ------------    ------------    -------------    -------------   -------------
    Net cash provided by (used in)  financing
      activities                                           20,119         (18,218)          (1,583)              --             318
                                                     ------------    ------------    -------------    -------------   -------------
EXCHANGE RATE EFFECT ON CASH                                   --              18             (669)              --            (651)
                                                     ------------    ------------    -------------    -------------   -------------
NET INCREASE (DECREASE) IN CASH                            13,546          (7,432)             538               --           6,652
CASH AND CASH EQUIVALENTS, beginning of period              1,532           5,420              186               --           7,138
                                                     ------------    ------------    -------------    -------------   -------------
CASH AND CASH EQUIVALENTS, end of period             $     15,078    $     (2,012)   $         724    $          --     $    13,790
                                                     ============    ============    =============    =============   =============

(a) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)



                                                         RAILWORKS
                                                        CORPORATION                      NON-
                                                        (PARENT CO.     GUARANTOR      GUARANTOR
                                                           ONLY)       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                        ------------   ------------   ------------   ------------      ------------
Revenue                                                 $         --   $    158,458   $     11,823   $     (6,399) (a) $    163,882
Cost of revenue                                                   --        132,434          9,219         (6,399) (a)      135,254
                                                        ------------   ------------   ------------   ------------      ------------
Gross profit                                                      --         26,024          2,604             --            28,628
Selling, general and administrative                            4,180         15,721          1,139             --            21,040
  expenses
Restructuring and other unusual                                8,632         38,748            665             --            48,045
  charges
                                                        ------------   ------------   ------------   ------------      ------------
Operating income (loss)                                      (12,812)       (28,445)           800             --           (40,457)
Equity in earnings of subsidiaries                           (28,344)            --             --         28,344 (b)            --
Interest expense                                              (9,965)          (455)          (163)            --           (10,583)
Interest and other income                                         11             31             43             --                85
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before income taxes                            (51,110)       (28,869)           680         28,344           (50,955)
Provision (benefit) for income taxes                              --         (3,322)           290             --            (3,032)
                                                        ------------   ------------   ------------   ------------      ------------
Net (loss) income                                       $    (51,110)  $    (25,547)  $        390   $     28,344      $    (47,923)
                                                        ============   ============   ============   ============      ============

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)




                                                         RAILWORKS
                                                        CORPORATION                      NON-
                                                        (PARENT CO.     GUARANTOR      GUARANTOR
                                                           ONLY)       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                        ------------   ------------   ------------   ------------      ------------
Revenue                                                 $         --   $    432,494   $     28,241   $    (16,824) (a) $    443,911
Cost of revenue                                                   --        352,830         21,358        (16,824) (a)      357,364
                                                        ------------   ------------   ------------   ------------      ------------

Gross profit                                                      --         79,664          6,883             --            86,547
Selling, general and administrative                            7,000         40,058          3,293             --            50,351
  expenses
Restructuring and other unusual                                8,632         38,748            665             --            48,045
  charges
                                                        ------------   ------------   ------------   ------------      ------------
Operating (loss) income                                      (15,632)           858          2,925             --           (11,849)
Equity in earnings of subsidiaries                            (7,840)            --             --          7,840 (b)           --
Interest expense                                             (25,133)        (1,529)          (312)            --           (26,974)
Interest and other income                                         13          1,505            135             --             1,653
                                                        ------------   ------------   ------------   ------------      ------------
Income (loss) before income taxes                            (48,592)           834          2,748          7,840           (37,170)
Provision (benefit) for income taxes                              --          1,338          1,668             --             3,006
                                                        ------------   ------------   ------------   ------------      ------------
Net (loss) income                                       $    (48,592)  $       (504)  $      1,080   $      7,840      $    (40,176)
                                                        ============   ============   ============   ============      ============

(a) Elimination of inter-company revenue.
(b) Elimination of equity in earnings of subsidiaries.

                              RAILWORKS CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (In Thousands) (Unaudited)


                                                      RAILWORKS
                                                      CORPORATION                     NON-
                                                      (PARENT CO.    GUARANTOR      GUARANTOR
                                                        ONLY)       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                     ------------   ------------   ------------   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $    (48,592)  $       (822)  $      1,398   $      7,840(a)   $    (40,176)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                               723         14,822          1,474             --            17,019
  Goodwill impairment                                          --         11,462             --             --            11,462
  Non-cash restructuring and other unusual charges          3,265         20,307            665             --            24,237
  Bond discount amortization                                   52             --             --             --                52
  Equity in earnings of subsidiaries                        7,840             --             --         (7,840)(a)            --
  (Gain) loss on sale of equipment                             --              5             10             --                15
  Changes in operating assets and liabilities:
  Accounts receivable and costs in excess of                  205        (32,030)         1,107             --           (30,718)
   billings
  Inventory                                                    --         (2,296)           104             --            (2,192)
  Other current assets                                      2,686           (550)        (1,513)            --               623
  Accounts payable and accrued liabilities                  1,315           (574)        (1,796)            --            (1,055)
  Accrued interest payable                                  5,938            (20)            40             --             5,958
  Accrued payroll and related withholdings                    182           (156)           266             --               292
  Billings in excess of costs                                  --          3,678           (228)            --             3,450
  Other current liabilities                                   218         (4,424)            17             --            (4,189)
  Other assets                                               (723)         1,620            (59)            --               838
  Other liabilities                                          (447)        (5,182)          (194)            --            (5,823)
  Due (to)/from parent company                             (4,679)        13,079         (8,400)            --                --
                                                     ------------   ------------   ------------   ------------      ------------
     Net cash (used in) provided by operating
      activities                                          (32,017)        18,919         (7,109)            --           (20,207)
                                                     ------------   ------------   ------------   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                              --         10,206            165             --            10,371
  Purchase of equipment and leasehold improvements           (826)       (17,750)        (2,314)            --           (20,890)
  Payment of abandoned acquisitions costs                    (820)            --             --             --              (820)
  Acquisitions of subsidiaries, net of cash
     acquired                                             (19,722)           (95)            --           (139)(b)       (19,956)
  Contingent earn-out payments                            (17,372)            --             --             --           (17,372)
                                                     ------------   ------------   ------------   ------------      ------------
    Net cash used in investing activities                 (38,740)        (7,639)        (2,149)          (139)          (48,667)
                                                     ------------   ------------   ------------   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolving line of credit                 26,156             --          6,770             --            32,926
  Proceeds from long-term borrowings                           --         11,556          3,082             --            14,638
  Direct financing costs paid                                (236)            --             --             --              (236)
  Payment of loan origination fees                         (2,607)            --             --             --            (2,607)
  Payment of abandoned transaction costs                   (2,322)            --             --             --            (2,322)
  Proceeds from term loan borrowings                      100,000             --             --             --           100,000
  Repayment of term loan                                  (30,175)            --             --             --           (30,175)
  Repayment of seller notes                                (7,510)            --             --             --            (7,510)
  Repayment of long-term borrowings                           (75)       (21,061)        (4,585)            --           (25,721)
                                                     ------------   ------------   ------------   ------------      ------------
   Net cash provided by (used in) financing
     activities                                            83,231         (9,505)         5,267             --            78,993
                                                     ------------   ------------   ------------   ------------      ------------
EXCHANGE RATE EFFECT ON CASH                                   --             --            105             --               105

NET INCREASE (DECREASE) IN CASH                            12,474          1,775         (3,886)          (139)(b)        10,224
CASH AND CASH EQUIVALENTS, beginning of period                (13)         1,049          3,442            139(b)          4,617
                                                     ------------   ------------   ------------   ------------      ------------
CASH AND CASH EQUIVALENTS, end of period             $     12,461   $      2,824   $       (444)      $     --      $     14,841
                                                     ============   ============   ============   ============      ============


(a)      Elimination of equity in earnings of subsidiaries.
(b)      Elimination of cash acquired.

11. SUBSEQUENT EVENTS

    On October 5, 2001 and October 9, 2001 the Company entered into the DIP Facility, which includes: 1) a DIP Transit Revolving Credit Agreement (the "Transit Revolver") with CSFB for up to $30 million of financing to support the transit services division's operating cash obligations; 2) a DIP Transit Bonding Facility (the "Bonding Facility") with Travelers Casualty & Surety Company of America ("Travelers") for up to $100 million of surety bond commitment to support the transit services division's project bonding requirements; 3) a DIP Bond Support Credit Agreement (the "Bond Support Facility") with CSFB for up to $40 million of letter of credit commitments to support the transit services division's project surety bonds underwritten by Travelers; and 4) a DIP Financing Agreement ("TP&S Revolver") with certain lenders represented by Bank of America, N.A. ("BOA") as administrative agent for up to $35 million of financing and letter of credit commitments to support the track services and products & services divisions' operating cash obligations and project bonding requirements.

    Under the Transit Revolver, the Company obligated itself to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 if the Company does not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court within five months after the Filing Date (February 20, 2002) and/or consummated within six months after the Filing Date (March 20, 2002). Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%. Under the Bonding Facility the Company obligated itself to pay: 1) to Travelers all premiums due for bonds issued within 60 days of issuance; 2) any broker's fees or commissions for all bond issuances; and 3) to Travelers a monthly management fee of $10,000. Under the Bond Support Facility the Company obligated itself to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration.

    Under the TP&S Revolver, the Company obligated itself to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000; 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; and 4) an additional fee of $750,000 if the Company does not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court within five months after the Filing Date and/or consummated within six months after the Filing Date. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

    On October 5, 2001, the Bankruptcy Court approved, on an interim basis, up to $81 million of the DIP Facility, or approximately half of the commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver.

    On October 12, 2001, a combination of collections and proceeds from the interim-approved Transit Revolver and TP&S Revolver were used to repay in full the principal and interest then due on the $10.0 million Emergency DIP Financing.

    On October 23, 2001, the Bankruptcy Court issued its final approval of the DIP Facility, thereby authorizing the Debtors to utilize all commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver. The DIP Facility matures on September 30, 2002.

    The Company's obligations under the DIP Facility are jointly and severally guaranteed by each of the other Debtors. Generally, pursuant to the DIP Facility agreements, the Company and each of the other Debtors have granted to the DIP Facility lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens existing as of the Filing Date and other carve-outs and exceptions as fully described in the DIP Facility and the Bankruptcy Court orders related thereto) in all of the Debtors' property. The DIP Facility agreements limit, among other things, the Company's ability to incur additional indebtedness or obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, and to merge or consolidate with any other entity. The DIP Facility also limits the Company's ability to file certain "Material Pleadings" in its Chapter 11 case, unless the Company first obtains the consent of BOA, CSFB and Travelers. Pleadings requiring the consent of BOA, CSFB and Travelers include, among others, a plan of reorganization and disclosure statement, material asset sale motions, and an employee retention plan motion. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants and DIP Facility usage covenants. The breach of any such provisions, to the extent not cured or waived within applicable grace or cure periods, could result in the Company's inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the lenders under the DIP Facility, which could materially impair the ability of the Company to reorganize under Chapter 11. There can be no assurance that the funding provided by these DIP facilities will be sufficient to satisfy the working capital needs of the Company or that the Company will be able to secure additional financing if needed.

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

    In August 1998, we acquired, in separate concurrent transactions, fourteen companies (the "Founding Companies") engaged principally in the rail system services and products business and we consummated our initial public offering ("IPO") of Common Stock. In November 1998, we acquired two companies (the "1998 Acquired Companies"); in 1999, we acquired fourteen companies or groups of companies (the "1999 Acquired Companies"); and in 2000, we acquired five companies or groups of companies (the "2000 Acquired Companies"). Except for the acquisition of Comstock Holdings, Inc. ("Comstock"), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No.
16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with SEC Staff Accounting Bulletin No. 97 because its owners received the largest portion, 34.6% of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

    During 2001, we sold FCM Rail, Ltd. and certain assets and liabilities associated with the civil and maintenance divisions of Railworks W.T. Byler L.P. (the "2001 Dispositions"). Our consolidated balance sheet as of September 30, 2001 includes all companies that were owned as of September 30, 2001. Our statement of operations and statement of cash flows for the three and nine months ended September 30, 2001 includes the results of operations and cash flows of all companies owned as of September 30, 2001 and the 2001 Dispositions through their respective dates of disposal. There were no acquisitions during the nine months ended September 30, 2001. Our consolidated balance sheet as of December 31, 2000 includes all companies that were owned as of December 31, 2000. Our statement of operations and statement of cash flows for the three and nine months ended September 30, 2000 includes the results of operations and cash flows of all companies owned as of December 31, 1999 and the results of operations and cash flows of the applicable 2000 Acquired Companies from each of their respective dates of acquisition during the period.

    On September 20, 2001 (the "Filing Date"), Railworks Corporation and its twenty-two domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The filings have been consolidated for the purpose of joint administration as case No. 01-6-4463. Our Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors' in existence prior to the Filing Date (including claims secured by the Debtors' assets) are stayed while the Debtors continue business operations as debtors-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

         Our ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing operations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility. However, management believes that with the protections afforded the Company under the Bankruptcy Code, the financing available under the DIP Facility and a more selective process in considering which jobs the Company will bid upon in the future, the Company will be able to carry out normal operations while reorganizing. The Company does expect that it will receive a going concern qualification in the opinion from its independent public accountants on its financial statements for the year ending December 31, 2001.

    Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors' debtor-in-possession financing arrangements (collectively, the "DIP Facility") with Bank of America, N.A., for itself and as agent for a syndicate of lenders, CSFB Global Opportunities Advisers, LLC, for itself and a syndicate of lenders, and Travelers Casualty & Surety Company of America. The DIP Facility includes a revolver facility for up to $35 million in borrowings in connection with the Debtors' rail track and rail products and services divisions, a revolver facility for up to $30 million in borrowings in connection with the Debtors' rail transit division, and a bond facility (and related bond support facility) for up to $100 million in bonding needs. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of November 13, 2001, approximately $24.5 million was outstanding under the Transit Revolver and $3.7 million was outstanding under the TP&S Revolver. Refer to the liquidity and capital resources section below for a more complete discussion of the DIP Facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.

Revenue. Revenue decreased $32.1 million, or 19.6%, from $163.9 million for the three months ended September 30, 2000 to $131.8 million for the three months ended September 30, 2001. Approximately $18.8 million of the decrease in revenue for the three months ended September 30, 2001 is the result of the 2001 Dispositions. The remaining decrease, as discussed below, is the result of decreased revenues in the transit services segment, the rail track services segment and the rail products and services segment related to project slowdowns and other delays caused by cash flow constraints as well as changes in estimates on projects in each of these segments.

    Transit services revenue decreased $8.2 million, or 11.0%, from $74.4 million for the three months ended September 30, 2000 to $66.2 million for the three months ended September 30, 2001. The decrease in revenue for the three months ended September 30, 2001 is primarily the result of project slowdowns and delays caused by the financial and cash flow situation of the Company. The Company's inability to generate sufficient cash flow prevented material shipments, initiated subcontractor stoppages, and adversely affected management of labor.

    Rail products and services revenue decreased $5.9 million, or 17.5%, from $33.8 million for the three months ended September 30, 2000 to $27.9 million for the three months ended September 30, 2001. The decrease in revenues for the three months ended September 30, 2001 is primarily a result of cash flow constraints which caused delayed material shipments during the quarter. In addition, approximately $1.5 million of the decrease in revenue for the three months ended September 30, 2001 was the result of the sale of FCM Rail, Ltd. in the first quarter of 2001.

    Rail track services revenue decreased $18.0 million, or 32.3%, from $55.7 million for the three months ended September 30, 2000 to $37.7 million for the three months ended September 30, 2001. Approximately $17.3 million of the decrease in revenues for the three months ended September 30, 2001 was the result of the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. in June 2001. The remaining decrease was due to project slowdowns and delayed material shipments related to cash flow constraints experienced during the quarter.

Gross Profit. Gross profit decreased $40.1 million from $28.6 million for the three months ended September 30, 2000 to a loss of $11.5 million for the three months ended September 30, 2001. This decrease is primarily attributable to financial difficulties and cash flow constraints in the transit services segment, rail track services segment and rail products and services segment as discussed below. The gross profit percentage decreased from 17.5% for the three months ended September 30, 2000 to negative 8.7% for the three months ended September 30, 2001. This decrease was due primarily to project deterioration related to cash flow constraints and decreased revenue as discussed above.

    Transit services gross profit decreased $26.5 million from a profit of $10.6 million for the three months ended September 30, 2000 to a loss of $15.9 million for the three months ended September 30, 2001. This decrease in gross profit for the three months ended September 30, 2001 is primarily attributable to cash flow deficiencies as well as other consequences of operating in bankruptcy such as, overall delays on projects and difficulties managing our relationships with subcontractors, suppliers and customers. The gross profit percentage decreased from 14.2% for the three months ended September 30, 2000 to negative 24.0% for the three months ended September 30, 2001. This percentage decrease is due primarily to financial difficulties, cash flow deficiencies and decreased revenue as discussed above.

    Rail products and services gross profit decreased $5.1 million, or 62.2%, from $8.2 million for the three months ended September 30, 2000 to $3.1 million for the three months ended September 30, 2001. This decrease in gross profit for the three months ended September 30, 2001 is primarily due to cash flow constraints that caused delayed material shipments during the quarter. In addition, approximately $1.5 million of the decrease is attributable to additional reserves and charges that were recorded for accounts receivable, and inventory during the period. The remaining decrease in gross profit for the three months ended September 30, 2001 is due to the sale of FCM Rail, Ltd. during the first quarter of 2001. The gross profit percentage decreased from 24.3% for the three months ended September 30, 2000 to 11.1% for the three months ended September 30, 2001. The decrease in gross profit percentage for the rail products and services segment is primarily the result of the cash flow constraints experienced during the third quarter as well as decreased revenue as discussed above.

    Rail track services gross profit decreased $8.5 million, or 86.7%, from $9.8 million for the three months ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. This decrease is partially due to additional reserves for accounts receivable and certain inventory adjustments related to obsolescence. The remaining decrease is a result of the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. during June 2001 as well as decreased gross profit across the entire segment due to cash flow constraints. The gross profit percentage decreased from 17.6% for the three months ended September 30, 2000 to 3.4% for the three months ended September
30, 2001. The decrease in gross profit and gross profit percentage for the rail track services segment is due to the additional reserves mentioned above as well as decreased revenue as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million, or 1.9%, from $21.0 million for the three months ended September 30, 2000 to $20.6 million for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses for the three months ended September 30, 2001 is due primarily to the 2001 Dispositions. As a percentage of revenue, selling, general and administrative expenses increased from 12.8% for the three months ended September 30, 2000 to 15.6% for the three months ended September 30, 2001. This percentage increase is primarily the result of decreased revenue in the third quarter as discussed above.

    Transit services selling, general and administrative expenses increased $0.4 million, or 7.3%, from $5.5 million for the three months ended September 30, 2000 to $5.9 million for the three months ended September 30, 2001. This increase is primarily the result of increased insurance costs during the quarter ended September 30, 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.4% for the three months ended September 30, 2000 to 8.9% for the three months ended September 30, 2001. This percentage increase is primarily the result of decreased revenue in the third quarter as discussed above.

    Rail products and services selling, general and administrative expenses decreased $0.5 million, or 11.6%, from $4.3 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses for the three months ended September 30, 2001 is due primarily to the sale of FCM Rail, Ltd. during the first quarter of 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 12.7% for the three months ended September 30, 2000 to 13.6% for the three months ended September 30, 2001. This percentage increase is primarily the result of decreased revenue in the third quarter as discussed above.

    Rail track services selling, general and administrative expenses remained constant at $4.7 million for the three months ended September 30, 2000 and 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 8.4% for the three months ended September 30, 2000 to 12.5% for the three months ended September 30, 2001. This percentage increase is primarily the result of decreased revenue in the third quarter as discussed above.

    Corporate selling, general and administrative expenses decreased $0.3 million, or 4.6%, from $6.5 million for the three months ended September 30, 2000 to $6.2 million for the three months ended September 30, 2001. This decrease in corporate selling, general and administrative expenses for the three months ended September 30, 2001 is primarily the result of a reduction of the number of corporate employees. As a percentage of total revenue, corporate selling, general and administrative expenses increased from 4.0% for the three months ended September 30, 2000 to 4.7% for the three months ended September 30, 2001. This percentage increase is the result of decreased revenues across the Company in the third quarter as discussed above.

Operating Loss. Operating loss increased $12.3 million, or 30.4%, from a loss of $40.5 million for the three months ended September 30, 2000 to a loss of $52.8 million for the three months ended September 30, 2001. This increase is mostly a result of the items mentioned above as well as additional restructuring and other unusual charges of approximately $20.7 million, which includes approximately $18.8 million for the write off of unamortized goodwill associated with the acquisition of Neosho Incorporated in 1999.

Interest Expense. Interest expense decreased $1.2 million, or 11.3%, from $10.6 million for the three months ended September 30, 2000 to $9.4 million for the three months ended September 30, 2001. Approximately $1.1 million of the decrease in interest expense for the three months ended September 30, 2001 was the result of discontinuing to accrue interest on prepetition debt of Railworks and its domestic subsidiaries after the Filing Date.

Taxes. The Company has recorded an income tax provision of $0.4 million for the three months ended September 30, 2001. This provision reflects estimates of foreign income taxes payable by Railworks' Canadian operations.

Net Loss. Net loss increased $16.5 million, from $47.9 million for the three months ended September 30, 2000 to $64.4 million for the three months ended September 30, 2001 primarily as a result of the items mentioned above.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

Revenue. Revenue increased $56.6 million, or 12.8%, from $443.9 million for the nine months ended September 30, 2000 to $500.5 million for the nine months ended September 30, 2001. A portion of the increase in revenues is due to increased revenues from the 2000 Acquisitions partially offset by decreased revenues from the 2001 Dispositions. The remainder of the increase in revenue for the nine months ended September 30, 2001 was due primarily to increased revenue in the transit services segment as discussed below. These increases were partially offset by decreased revenue in the rail products and services segment and the rail track services segment.

    Transit services revenue increased $71.3 million, or 34.5%, from $206.6 million for the nine months ended September 30, 2000 to $277.9 million for the nine months ended September 30, 2001. This increase arises primarily from new projects started in the Power & Industrial division that generated approximately $26 million of revenue and in the NY Transit division that generated approximately $10 million of revenue. Additional increases were realized from two projects in our Commercial division for approximately $16 million, two projects in our NY Transit division for approximately $22 million, three projects in our Power & Industrial division for approximately $5.5 million, and five projects in our National Transit division for approximately $12 million. Approximately $8.5 million of the increase was due to the acquisitions of HSQ Technologies, Inc. and Breaking Technologies, Inc in the second quarter of 2000. These increases were partially offset by decreased revenues resulting from projects that were active during the third quarter of 2000 but were completed prior to the third quarter of 2001. In addition, these increases were partially offset by decreased revenue during the third quarter of 2001 as a result of project slowdowns and delayed material shipments related to cash constraints and other factors discussed above.

    Rail products and services revenue decreased $6.2 million, or 6.7%, from $92.6 million for the nine months ended September 30, 2000 to $86.4 million for the nine months ended September 30, 2001. The decrease in revenue for the nine months ended September 30, 2001 was primarily due to the sale of FCM Rail, Ltd. during February 2001 as well cash flow constraints experienced during the third quarter of 2001. These decreases were partially offset by the addition of revenue from the acquisition of The Western Tar Products Corporation and Hovey Industries, Ltd in the second quarter of 2000.

    Rail track services revenue decreased $8.5 million, or 5.9%, from $144.7 million for the nine months ended September 30, 2000 to $136.2 million for the nine months ended September 30, 2001. This decrease is primarily the result of the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P in June of 2001 offset by the increased revenue realized by our southwest division during 2001 prior to the sale of Byler.

Gross Profit. Gross profit decreased $60.8 million, or 70.3%, from $86.5 million for the nine months ended September 30, 2000 to $25.7 million for the nine months ended September 30, 2001. Gross profit decreased in the transit services segment, the rail products and services segment and the rail track services segment primarily as a result of cash flow constraints and other financial difficulties as a consequence of operating in bankruptcy as well as decreased gross profit from the 2001 Dispositions. These decreases were partly offset by additional gross profit from the 2000 Acquired Companies. The gross profit percentage decreased from 19.5% for the nine months ended September 30, 2000 to 5.1% for the nine months ended September 30, 2001. This decrease was due primarily to the financial difficulties mentioned above as well as decreased revenue recognized in the third quarter of 2001.

    Transit services gross profit decreased $38.6 million from $33.6 million for the nine months ended September 30, 2000 to a loss of $5.0 million for the nine months ended September 30, 2001. This decrease resulted primarily from cash flow constraints as well as other financial difficulties. The gross profit percentage decreased from 16.3% for the nine months ended September 30, 2000 to negative 1.8% for the nine months ended September 30, 2001. This percentage decrease was due primarily to profitability deterioration resulting from the Company's inability to generate working capital.

    Rail products and services gross profit decreased $8.8 million, or 37.9%, from $23.2 million for the nine months ended September 30, 2000 to $14.4 million for the nine months ended September 30, 2001. The decrease in gross profit for the nine months ended September 30, 2001 was primarily due to cash flow constraints which caused delayed material shipments during the third quarter of 2001. The gross profit percentage decreased from 25.1% for the nine months ended September 30, 2000 to 16.7% for the nine months ended September 30, 2001. The decrease in gross profit percentage for the rail products and services segment is primarily the result of the decreased gross profit related to cash flow constraints experienced during the third quarter.

    Rail track services gross profit decreased $12.3 million, or 43.0%, from $28.6 million for the nine months ended September 30, 2000 to $16.3 million for the nine months ended September 30, 2001. This decrease is partially due to additional reserves established and charges taken in the third quarter of 2001 for accounts receivable and inventory. The remaining decrease is a result of the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. during June 2001 as well as decreased gross profit due to cash flow constraints. The gross profit percentage decreased from 19.8% for the nine months ended September 30, 2000 to 12.0% for the nine months ended September 30, 2001. The decrease in gross profit percentage for the rail track services segment was due to increased competitive pressures as well as cash flow constraints experienced during the third quarter of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.3 million, or 12.5%, from $50.4 million for the nine months ended September 30, 2000 to $56.7 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses for the nine months ended September 30, 2001 was due primarily to additional selling, general and administrative expenses of the 2000 Acquired Companies as well as additional costs incurred in developing centralized hubs in the rail track services segments and increased selling, general and administrative expenses associated with the growth of the transit services segment. As a percentage of revenue, selling, general and administrative expenses decreased from 11.4% for the nine months ended September 30, 2000 to 11.3% for the nine months ended September 30, 2001. This percentage decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

    Transit services selling, general and administrative expenses increased $4.7 million, or 32.6%, from $14.4 million for the nine months ended September 30, 2000 to $19.1 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses for the nine months ended September 30, 2001 was due primarily to the addition of approximately $2.9 million of selling, general and administrative expenses from the two transit services companies acquired during 2000. The remaining increase is a result of the overall growth of the segment. As a percentage of segment revenue, selling, general and administrative expenses decreased from 7.0% for the nine months ended September 30, 2000 to 6.9% for the nine months ended September 30, 2001. This decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

    Rail products and services selling, general and administrative expenses remained constant at $10.7 million for the nine months ended September 30, 2000 and 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 11.6% for the nine months ended September 30, 2000 to 12.4% for the nine months ended September 30, 2001. This percentage increase was primarily the result of decreased revenue as discussed above.

    Rail track services selling, general and administrative expenses increased $0.8 million, or 6.3%, from $12.7 million for the nine months ended September 30, 2000 to $13.5 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses for the nine months ended September 30, 2001 was due primarily to the development of a centralized hub for the rail track services segment and additional costs incurred to integrate the operations of the segment. As a percentage of segment revenue, selling, general and administrative expenses increased from 8.8% for the nine months ended September 30, 2000 to 9.9% for the nine months ended September 30, 2001. This percentage increase was primarily the result of decreased revenue as discussed above.

    Corporate selling, general and administrative expenses increased $0.8 million, or 6.3%, from $12.6 million for the nine months ended September 30, 2000 to $13.4 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses for the nine months ended September 30, 2001 was due primarily to the increased level of overhead to administer the larger operations in 2001. As a percentage of total revenue, selling, general and administrative expenses decreased from 2.8% for the nine months ended September 30, 2000 to 2.7% for the nine months ended September 30, 2001. This decrease was primarily the result of leveraging our relatively fixed overhead over a larger revenue base during 2001.

Operating Loss. Operating loss increased $40.6 million from $11.9 million for the nine months ended September 30, 2000 to $52.5 million for the nine months ended September 30, 2001. This increase was mostly a result of the items mentioned above as well as additional restructuring and other unusual charges of approximately $21.6 million, which includes approximately $18.8 million for the write-off of unamortized goodwill associated with the acquisition of Neosho Incorporated in 1999.

Interest Expense. Interest expense increased $2.9 million, or 10.7%, from $27.0 million for the nine months ended September 30, 2000 to $29.9 million for the nine months ended September 30, 2001. The increase in interest expense for the nine months ended September 30, 2001 was due primarily to the increase in average total debt outstanding of $338.1 million for the nine months ended September 30, 2000 at an effective interest rate of 9.4% to $383.2 million for the nine months ended September 30, 2001 at an effective interest rate of 9.3%. This increase was partially offset by Company discontinuing to accrue approximately $1.1 million of interest expense after the Filing Date.

Taxes. The Company has recorded an income tax provision of $4.2 million for the nine months ended September 30, 2001. This provision reflects revised estimates of state and foreign income taxes payable by the Company after consideration of the losses incurred in the second quarter as a result of the sale of certain assets of our Railworks W.T. Byler L.P. subsidiary and the establishment of additional reserves in the transit services segment. In addition, due to uncertainty as to the realizability of the Company's deferred tax asset, an additional valuation allowance of approximately $3.0 million against the Company's deferred tax asset was recorded in the current provision in the second quarter of 2001.

Net loss. Net loss increased $61.5 million, from $40.2 million for the nine months ended September 30, 2000 to a net loss of $101.7 million for the nine months ended September 30, 2001, primarily as a result of the items mentioned above, including losses of approximately $14.6 million related to the 2001 Dispositions and an extraordinary gain from the extinguishment of bonds of approximately $0.5 million.

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

Liquidity and Capital Resources

Working Capital. At September 30, 2001, we had $13.8 million in cash and cash equivalents offset by a cash overdraft of $0.1 million resulting in a net cash position of $13.7 million compared to $7.1 million in cash and cash equivalents offset by a cash overdraft of $16.8 million resulting in a negative cash position of $9.7 million as of December 31, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 was approximately $6.0 million. Net cash provided by investing activities for the nine months ended September 30, 2001 was approximately $13.0 million, which consisted primarily of cash proceeds from the sale of a subsidiary and a division offset by cash payments for capital expenditures and earnout obligations. Net cash provided by financing activities for the nine months ended September 30, 2001 was approximately $0.3 million, which included borrowings of approximately $29.4 million offset by debt repayments and a reduction of cash overdraft of approximately $29.1 million.

    We had working capital of $207.6 million as of September 30, 2001, which does not include liabilities subject to compromise of approximately $485.6 million which otherwise would be recorded as current. These liabilities represent claims in existence prior to the Filing Date which are generally stayed while the Debtors continue business operations as debtors-in-possession under Chapter 11 of the Bankruptcy Code. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of September 30, 2001 would be $278.0 million. Our working capital as of December 31, 2000 was $120.0 million.

    Capital expenditures were $8.4 million and $20.9 million for the nine months ended September 30, 2001 and 2000, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

    In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill as of September 30, 2001 relating to 2000 operating performance amounted to approximately $13.6 million as adjusted based on finalized earn-out calculations. Such amounts are to be paid throughout 2001. Through September 30, 2001, we paid approximately $4.0 million of such additional consideration and $4.6 million was forgiven as partial consideration in the sale of the civil and maintenance divisions of Railworks W.T. Byler L.P. leaving the balance of $5.0 million of such consideration payable as of September 30, 2001. As a result of the Chapter 11 filings, the remaining amount of additional consideration payable has been classified as a liability subject to compromise. Indebtedness. As of September 30, 2001, we had a total of $385.5 million of indebtedness outstanding, which includes approximately $191.8 million outstanding under our Credit Agreement and $173.1 million in Notes outstanding. As a result of the Chapter 11 filings, approximately $370.0 million of our total debt outstanding has been classified as liabilities subject to compromise, which does not include the debt of our Canadian subsidiaries or the Emergency DIP Financing obtained after the Filing Date.

     On October 5, 2001 and October 9, 2001 we entered into the DIP Facility, which includes: 1) the Transit Revolver with CSFB for up to $30 million of financing to support the transit services division's operating cash obligations;
2) the Bonding Facility with Travelers for up to $100 million of surety bond commitment to support the transit services division's project bonding requirements; 3) the Bond Support Facility with CSFB for up to $40 million of letter of credit commitments to support the transit services division's project surety bonds underwritten by Travelers; and 4) the TP&S Revolver with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments to support the track services and products & services divisions' operating cash obligations and project bonding requirements.

     Under the Transit Revolver, we are obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 if we do not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court within five months after the Filing Date (February 20, 2002) and/or consummated within six months after the Filing Date (March 20, 2002). Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%. Under the Bonding Facility we are obligated to pay: 1) to Travelers all premiums due for bonds issued within 60 days of issuance; 2) any broker's fees or commissions for all bond issuances; and 3) to Travelers a monthly management fee of $10,000. Under the Bond Support Facility we are obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration.

     Under the TP&S Revolver, we are obligated to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000;
3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; and 4) an additional fee of $750,000 if we do not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court within five months after the Filing Date and/or consummated within six months after the Filing Date. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

     On October 5, 2001, the Bankruptcy Court approved, on an interim basis, up to $81 million of the DIP Facility, or approximately half of the commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver. On October 23, 2001, the Bankruptcy Court issued its final approval of the DIP Facility, thereby authorizing the Debtors to utilize all commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver. The DIP Facility matures on September 30, 2002.

     Our obligations under the DIP Facility are jointly and severally guaranteed by each of the other Debtors. Generally, pursuant to the DIP Facility agreements, we have granted to the DIP Facility lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens existing as of the Filing Date and other carve-outs and exceptions as fully described in the DIP Facility and the Bankruptcy Court orders related thereto) in all of the Debtors' property. The DIP Facility agreements limit, among other things, our ability to incur additional indebtedness or obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, and to merge or consolidate with any other entity. The DIP Facility also limits our ability to file certain "Material Pleadings" in our Chapter 11 case, unless we first obtain the consent of BOA, CSFB and Travelers. Pleadings requiring the consent of BOA, CSFB and Travelers include, among others, a plan of reorganization and disclosure statement, material asset sale motions, and an employee retention plan motion. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants and DIP Facility usage covenants. The breach of any such provisions, to the extent not cured or waived within applicable grace or cure periods, could result in our inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the lenders under the DIP Facility, which could materially impair our ability to reorganize under Chapter 11. There can be no assurance that the funding provided by the DIP Facilities will be sufficient to satisfy our working capital needs or that we will be able to secure additional financing if needed.

Bonding. As discussed above, on October 5, 2001, we entered into the DIP Facility, which includes a Bonding Facility with Travelers for up to $100 million of surety bond commitment to support the transit services division's project bonding requirements. In connection with the issuance of any bond under the Bonding Facility, and as a necessary condition precedent thereto, we must obtain cash collateral or a letter of credit in an amount of 40% of the penal sum of such bond as security for such bond. As a result, on October 5, 2001, we also entered into a Bond Support Facility with CSFB for up to $40 million of letter of credit commitments to support the transit services division's project surety bonds underwritten by Travelers. In addition, we also entered into a TP&S Revolver with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments to support the track services and products & services divisions' operating cash obligations and project bonding requirements.

INFLATION

    We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

RISK FACTORS

    This quarterly report may contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. You can find discussions containing forward-looking statements in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in other sections. We use the words "believes," "anticipates," "expects," "estimates," "plans," "intends" and similar expressions so as to identify forward-looking statements. All forward-looking statements involve substantial risks and uncertainties. There may be events in the future that we are not accurately able to predict, or over which we have no control.

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

    Some factors that may cause actual results to differ from projected results are:

Bankruptcy Cases. Our commencement of Chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. While in Chapter 11, we may sell or otherwise dispose of assets (subject to provisions of the DIP Facility and Bankruptcy Court approval), and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements. Additionally, a deadline will be established for the assertion of pre-Filing Date claims against the Company (commonly referred to as a bar date), including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility.

Breaches of Covenants. The DIP Facility imposes on us operating and financial restrictions. These restrictions significantly limit or prohibit, among other things, our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, or make investments. The DIP Facility also imposes certain financial covenants. Failure to comply with any of these restrictions or covenants could result in a default under the DIP Facility. Following a default, the lenders under the DIP Facility may be able to accelerate the indebtedness and exercise certain remedies without further Bankruptcy Court approval. We may not have the funds to repay the DIP Facility debt upon acceleration, which would significantly impede our ability to remain in Chapter 11.

Posting of Bonds. Our transit services group derives a substantial portion of its revenue from contracts entered into through a competitive bid process. Many projects that are competitively bid require us to post a bond to provide the customer with insurance in the event we are unable to complete the project. Prior to the Filing Date, Travelers furnished almost all of the bonding for such projects. In May 2001, Travelers indicated that, if it were to continue furnishing payment and performance bonds in support of our projects, it would be necessary for Travelers and our lenders to enter into an Inter-creditor Agreement by August 1, 2001. No inter-creditor agreement was reached prior to the Filing Date. Under the DIP Facility, Travelers has agreed to provide up to $100 million in postpetition payment and performance bonds in support of the Company's projects. The Company's ability to continue to secure new business will be significantly and adversely affected absent continued bonding from Travelers or another source because a large percentage of our business (particularly in the Transit Systems Group) is dependent upon the ability to furnish such bonds to owners and general contractors.

Investment Risks. You may lose all or part of your investment in the Company's Common Stock or debt. The Bankruptcy Code requires that all debts be paid in full before stockholders can receive any recovery in our restructuring. We cannot assure you that our restructuring will ultimately result in any significant value for our stockholders. In the event of our liquidation, we believe that our equity would have no value. Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt. All of our assets and the assets of all of our subsidiaries are pledged to secure our debt obligations under various secured debt facilities. Under applicable law, collateral for secured claims must be used first to satisfy secured claims.

Illiquidity of Common Stock. A liquid public market for our Common Stock does not exist, which may make it difficult for you to sell our Common Stock. Our Common Stock is traded on the NASD OTC Bulletin Board Market. There may be very limited demand for our Common Stock.

Substantial Leverage. We have a substantial amount of debt outstanding (most of which is subject to compromise), which could adversely affect our financial health. Our substantial amount of debt could have important consequences for you. For example, it could:

    - limit our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

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

Lack of Combined Operating History. Our company was founded in March 1998 but conducted no operations and generated no revenue until we completed the initial public offering, or IPO, of our common stock in August 1998. We acquired 14 groups of companies concurrently with the completion of our IPO and have acquired an additional 21 operating companies, or groups of companies, since the IPO through September 30, 2001. The integration of our operating companies, while allowing them to retain decentralized operations and management, is important to our operating and growth strategies and the achievement of efficiencies in our combined operations. We may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to manage effectively the combined enterprise. Certain members of our management group have only recently joined our company and there can be no assurance that the management group will be able to implement our operating strategies. We cannot assure you that we will be able to establish, maintain or increase the profitability of the operating companies. Our financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, our financial statements may not be indicative of our future results of operations. Any failure by our management group to implement our strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, dispose of non-strategic subsidiaries or effectively oversee the combined entity could have a material adverse effect on our business, financial condition and results of operations.

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

Dependence on Certain Customers. We derived approximately 37.4% of our revenue for the year ended December 31, 2000 from our top ten customers. Approximately 17.1% of our 2000 revenue was derived from projects undertaken for the New York City Transit Authority, which we refer to as NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations. In addition, our bankruptcy filing may increase the risk of termination of certain other key customer relationships.

Competition. The rail system services and products industry is highly competitive. Numerous companies provide services to transit authorities, construct and repair rail systems or sell related products or services, and some of these companies operate in more than one of these lines of business. Some of our competitors have greater resources than we have, may also provide a broad range of services and products, and may have sufficient bonding capacity and other resources to undertake large projects. Any inability to compete successfully against our existing and future competitors would have a material adverse effect on our business, financial condition and results of operations. Certain of our operating companies also provide electrical contracting services to non-rail industrial and commercial customers. While we believe that we currently compete effectively in the non-rail electrical contracting business, this industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. Additionally, we could face competition in the future from other competitors entering our markets. The effect of us operating in Chapter 11 also could put us at a significant competitive disadvantage.

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

Reliance on Subcontractors and Suppliers. When we perform a contract for transit signaling and communication systems, it may be as a subcontractor to the company that designs the systems and manufactures or purchases the necessary equipment. In other instances, we act as the prime contractor and subcontract the design of the signal or communication system and necessary equipment. When we are a prime contractor for such projects, we generally require subcontractors to post performance bonds. We may not require a subcontractor to post a performance bond in situations where (1) the subcontractor has strong experience with a specific type of project and demonstrates financial stability and (2) the customer does not require bonds from us as prime contractor. We sometimes depend upon the subcontractor to perform design and other services and provide equipment. For certain projects, only a limited number of companies can perform the subcontract if the initial subcontractor defaults. As a result, we depend upon our subcontractors to perform under the subcontracts. Further, the major components of signaling and communication systems for transit authorities are manufactured to specifications and require long lead times for production. In addition, we have recently experienced a delay in jobs because we have not been able to pay subcontractors as promptly as in the past. If a subcontractor or supplier defaults, or if a supplier refuses or cannot do business with us, it could have a material adverse effect on our business, financial condition and results of operations. While we have obtained authority from the Bankruptcy Court to pay prepetition claims of certain vendors and subcontractors, we have not yet paid a significant portion of such claims. The failure or inability to make these payments likely will have a material adverse effect on the business and our relationships with subcontractors and suppliers.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. As of September 30, 2001, interest rate exposure has been principally limited to the $196.8 million of long-term debt outstanding at September 30, 2001 under our credit facilities. All of that debt, the majority of which is subject to compromise, bears interest at rates that fluctuate with the market. A 50 basis point movement in the interest rate on our floating rate debt would have resulted in an approximately $984,000 annualized increase or decrease in interest expense and cash flows. The DIP Facility also has interest rates that fluctuate with the market. As of September 30, 2001, there were no borrowings outstanding under the DIP facility. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of September 30, 2001.

The DIP Facility also has interest rates that fluctuate with the market

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 6, 2001, the Company and the former Chairman of the Board were named as defendants in a class action filed in the United States District Court for the District of Maryland (Baltimore Division), alleging securities fraud claims under the Securities Act of 1934, as amended. The plaintiffs are seeking an undetermined amount of damages. As a result of the bankruptcy filing on September 20, 2001, the District Court has stayed this action as to all defendants and administratively closed the case pending further order of the District Court. The Company believes the suit is without merit and intends to defend itself vigorously if the action is reopened.

On September 20, 2001, the Company and its 22 domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The Debtors are currently operating as a debtors-in-possession under the supervision of the Bankruptcy Court. The following are the material orders entered by the Bankruptcy Court since the bankruptcy filing by the Debtors:

    - On September 21, 2001, the Company received approval from the Bankruptcy Court to obtain emergency post-petition financing from debtor-in-possession lenders in amount of up to $10 million.

    - On October 23, 2001 the Bankruptcy Court issued its final approval of the debtor-in-possession financing (collectively the "DIP Facility"), described in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," thereby authorizing the Company to utilize all commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver. The DIP Facility matures on September 30, 2002. As of November 13, 2001, approximately $24.5 million was outstanding under the Transit Revolver and $3.7 million was outstanding under the TP&S Revolver.

    - The Bankruptcy Court has also entered orders: (a) authorizing the Company to assume certain construction project contracts that were bonded by Travelers prior to the Filing Date and to cure certain prepetition obligations of vendors and subcontractors related thereto; and (b) authorizing the Company to make payments to certain critical vendors and subcontractors in respect of prepetition claims upon the creditors' agreement to provide certain trade terms to the Company.

Item 3.  Default Upon Senior Securities.

     The Company is currently in default under the indenture governing the $173.1 million in the Company's outstanding Senior Subordinated Notes because the Company has filed for bankruptcy and did not make its approximately $10 million interest payment due on October 15, 2001. As a result of the bankruptcy filing, the debt has been reclassified on the Company's unaudited balance sheet at September 30, 2001 as liabilities subject to compromise.

                                 -------------
     Pursuant to the Third Amendment to the Amended and Restated Credit Agreement, the Company was required to achieve a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $15,000,000 for the quarter ended June 30, 2001. The Company failed to achieve such minimum EBITDA for the quarter ended June 30, 2001. In addition, as of August 7, 2001, the Company had exceeded the permitted borrowing base over advance under the Credit Agreement by $778,900. After recalculation of the borrowing base to reflect adjustments made for the period ended June 30, 2001, the Company exceeded the permitted borrowing base over advance by approximately $12.5 million.

     As a result of the foregoing, on August 7, 2001, the Company sought a waiver from its Lenders under the Credit Agreement for the Company's noncompliance with the EBITDA covenant under the Third Amendment, exceeding the permitted borrowing base over advance under the Credit Agreement and noncompliance with certain other covenants in the Third Amendment. The Company's noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement, including the bankruptcy filing, provided the Lenders with the right to accelerate payment of all amounts owed by the Company under the Credit Agreement and to prohibit the Company from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified the Company that they had declined to provide the waivers sought. The debt outstanding under the Credit Agreement other than the debt of the Company's Canadian subsidiaries has been classified on the Company's unaudited balance sheet at September 30, 2001 as liabilities subject to compromise.

Item 5.  Other Information.

     In connection with the August 2001 resignations of John G. Larkin, the Company's former Chairman of the Board, and Michael R. Azarela, the Company's former chief operating officer, as officers and directors of the Company, the Company entered into Separation Agreements with Messrs. Larkin and Azarela, copies of which are filed herewith as exhibits 10.53 and 10.54, respectively. As a result of the bankruptcy filing, the Company is not making any payments under these agreements.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibit List:


            10.53 Separation Agreement between the Company and John G. Larkin, dated August 17, 2001.

            10.54 Separation Agreement between the Company and Michael R.
                  Azarela, dated August 17, 2001.

            10.55 Debtor in Possession Financing Agreement, dated October 9,
                  2001, among the Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and Bank of America, N. A., as Administrative Agent.

            10.56 Debtor in Possession Transit Revolving Credit Agreement, dated
                  October 5, 2001, among the Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and CSFB, as Administrative Agent.

            10.57 Transit Debtor in Possession Bond Facility, dated October 5,
                  2001, among the Company, as Borrower and Indemnitor, Certain Subsidiaries of the Borrower, as Indemnitors, and Travelers Casualty & Surety Company of America.

            10.58 Debtor in Possession Bond Support Credit Agreement, dated
                  October 5, 2001, among the Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, any Issuer party thereto and CSFB, as Administrative Agent.

     (b)   Reports on Form 8-K:

     A current report on Form 8-K, which included and reported "Other Events" under Item 5, was filed on June 22, 2001 and announced the Company elected John Kennedy as Chief Executive Officer, entered into an amendment to its credit facility, sold substantially all of its assets in its civil construction and maintenance divisions and accepted the resignation of Harold Kropp as a Vice President and Chief Accounting Officer for personal reasons.

     A current report on Form 8-K/A, which included and reported "Bankruptcy or Receivership" under Item 3 and "Other Events" under Item 5, was filed on September 24, 2001 and announced the Company has filed for Chapter 11 bankruptcy, the Company and its former Chairman of the Board have been named in a class action law suit and Norman Carlson was elected non-executive Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RailWorks Corporation

                                             /s/ Edward M. Cumberledge
                                            -----------------------------------
                                            By: Edward M. Cumberledge
                                                 Vice President and
                                                 Chief Financial Officer

Date: November 19, 2001

EXHIBIT INDEX


        NUMBER    EXHIBIT                                                               PAGE NUMBER
        ------    -------                                                               -----------
         10.53    Separation Agreement between the Company and John G. Larkin, dated August 17, 2001.

         10.54    Separation Agreement between the Company and Michael R.
                  Azarela, dated August 17, 2001.

         10.55    Debtor in Possession Financing Agreement, dated October 9,
                  2001, among the Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and Bank of America, N. A., as Administrative Agent.

         10.56    Debtor in Possession Transit Revolving Credit Agreement, dated
                  October 5, 2001, among the Company, as Borrower, Certain
                  Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and CSFB, as Administrative Agent.

         10.57    Transit Debtor in Possession Bond Facility, dated October 5,
                  2001, among the Company, as Borrower and Indemnitor, Certain
                  Subsidiaries of the Borrower, as Indemnitors, and Travelers
                  Casualty & Surety Company of America.

         10.58    Debtor in Possession Bond Support Credit Agreement, dated
                  October 5, 2001, among the Company, as Borrower, Certain
                  Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, any Issuer party thereto and CSFB, as Administrative
                  Agent.