Form 10-K
period 2001-12-31
RAILWORKS CORP
filed 2002-04-12
CIK 1061857

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 15, 2002 (based on the closing sale price of the Registrant's Common Stock as reported on The OTC Bulletin Board on such date) was approximately $1.6 million.

         As of March 15, 2002, the registrant had 14,383,551 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2001 are incorporated by references in Part I, II and IV. The registrant's definitive 2002 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                        page
                                                                                                                        ----
PART I................................................................................................................    1
     ITEM 1.      BUSINESS............................................................................................    1
     ITEM 2.      PROPERTIES..........................................................................................    7
     ITEM 3.      LEGAL PROCEEDINGS...................................................................................    8
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................    9

PART II...............................................................................................................    9
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................    9
     ITEM 6.      SELECTED FINANCIAL DATA.............................................................................   10
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   12
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................   30
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................   30
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................   31

PART III..............................................................................................................   31
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................   31
     ITEM 11.     EXECUTIVE COMPENSATION..............................................................................   31
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................   31
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................   31

PART IV...............................................................................................................   31
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................   31

                                     PART I

ITEM 1.  BUSINESS

         Unless the context otherwise requires, "we," "us," "our" or "RailWorks" refers to the business of RailWorks Corporation and its subsidiaries.

                                COMPANY OVERVIEW

         Our company was formed in March 1998. In August 1998, we acquired in separate concurrent transactions 14 groups of companies engaged principally in the rail system services and products business and we consummated our initial public offering, which we refer to as the IPO. We refer to these groups of companies as the Founding Companies. Since August 1998 through December 31, 2001, we acquired an additional 21 companies or groups of companies. At December 31, 2000, we streamlined the structure of RailWorks by reducing the number of individual operating companies through various mergers and dissolutions.

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

         On September 20, 2001 (the "Filing Date"), the Company and twenty-two of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The filings have been consolidated for the purpose of joint administration as Case No. 01-6-4463. Our Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors in existence prior to the Filing Date (including claims secured by the Debtors' assets) are stayed while the Debtors continue business operations as debtors-in-possession. The Bankruptcy Court through March 15, 2002, has authorized various motions for the payment of prepetition claims totaling approximately $67.9 million, through various orders, of which $40.5 million has been paid. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

         On March 15, 2002, we filed a plan of reorganization in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) for the Company and twenty-two of our domestic subsidiaries. See Item 3. "Legal Proceedings."

                             SERVICES AND PRODUCTS

         We operate in three business lines:

         -        transit services;
         -        rail track services; and
         -        rail products and services.

         Information with respect to segment operations and segment financial conditions as of and for the years ended December 31, 1999, 2000 and 2001 is set forth in Note 19 of our Consolidated Financial Statements, which is incorporated herein by reference.

Transit Services

         Our transit services business includes all products and services that we provide to rail-based public transit agencies and authorities in various
U.S. metropolitan markets. We typically contract with these agencies to install:

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

Rail Products and Services

         Our rail products and services business consists of specialty wood and concrete products, rail fastening systems and specialized track maintenance services. We sell our rail products and services directly to contractors (including our own subsidiaries) and to Class I, regional and shortline railroads that perform their own track installation and maintenance. Some of our products are used in non-rail applications such as highway construction (precast concrete structures) and decorative landscaping (used wood ties).

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

         During 2001, we disposed of the following companies or divisions:

                                                        FISCAL 2000
TRANSACTION                       NAME OF                 REVENUE
DATE                         COMPANY/DIVISION          (in millions)          HEADQUARTERS           BUSINESS LINE
-----------------        -------------------------     -------------          ------------          ---------------
February 1, 2001         FCM Rail, Ltd.                    $  5.6               Detroit, MI         Rail Products
                                                                                                    and Services

June 20, 2001            RailWorks W.T. Byler,             $ 70.9               Houston, TX         Rail Track
                         L.P. Civil and                                                             Services
                         Maintenance Divisions

                               SOURCES OF SUPPLY

         Our transit services group purchases equipment from a limited number of suppliers. These suppliers include primarily manufacturers of communications, electrification, signaling and control equipment and systems for rail applications. Our rail track services business sources rail and other track materials (primarily metal components such as plates and spikes) from

         -        the reclamation of existing track that is no longer in use,

         -        track materials brokers and

         -        manufacturers

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

                             BIDDING AND CONTRACTS

         Our transit services group derives a substantial portion of its revenue from contracts entered into through a competitive bidding process. Public agencies, such as the New York City Transit Authority, which we refer to as "NYCTA," that solicit bids are generally required to accept the lowest cost proposal. In some cases, the party that submitted the low bid must first pass a technical qualification before being awarded a project. Following the acceptance of a bid, we typically enter into a contract with the customer. The activities of our rail track services and rail products and services groups usually do not involve long-term contracts.

         Many projects that are competitively bid require the company that is awarded the project to post a bond, which varies according to the size of the project. Each company has a bonding limit, which is based on the company's working capital, net worth and work in progress. The bond provides the customer with insurance in the event that the company is unable to complete the project. Our size, as compared to our operating companies on a stand-alone basis, facilitates increased bonding limits for each operating company and thereby improves their ability to bid on and undertake significantly larger projects. We believe that our bonding capacity permits us to bid on and undertake more projects than smaller companies in our industry. Our inability to obtain sufficient bonding in the future may prevent us from bidding on certain contracts.

                                   CUSTOMERS

         The following table lists our top four customers for 2001 (by revenue recognized) for each of our lines of business:

         TRANSIT SERVICES:
         New York City Transit Authority .............       $ 110,188,000
         Dormitory Authority of New York .............          19,226,000
         Alstom Power ................................          14,818,000
         Dick Corporation ............................          12,575,000

         RAIL TRACK SERVICES:
         Minnesota Transit Constructors ..............       $   6,565,000
         Union Pacific Railroad ......................           4,735,000
         Hensel Phelps ...............................           2,987,000
         Flying J. Truck Stop ........................           2,943,000

         RAIL PRODUCTS AND SERVICES:
         Panama Canal Railway ........................       $  20,001,000
         Union Pacific Railroad ......................           7,687,000
         Rail America ................................           6,776,000
         Roche Ltd. ..................................           6,412,000

         We derived approximately 37.8% of our revenue for the year ended December 31, 2001 from our top ten customers. Approximately 17.9% of our 2001 revenue was derived from projects undertaken for the NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations. No customer other than NYCTA accounted for more than 3.2% of our revenue for the year ended December 31, 2001.

                                    BACKLOG

         At December 31, 2001, our total order backlog was approximately $687.0 million, of which 73.3% represents backlog under transit services group contracts. At December 31, 2000, our total order backlog was approximately $897.0 million, of which 78.1% represented backlog under transit services group contracts. Our backlog is not necessarily indicative of total future revenue.

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

         We maintain insurance against these risks with policy limits that we consider sufficient and consistent with industry standards. We have established a risk management department that is responsible for claims management and the establishment of appropriate reserves for the deductible portion of claims. We hold regular meetings with the presidents of our operating companies at which safety issues are discussed. We also conduct routine safety inspections of local work sites. Even with these policies and procedures in place, certain accidents may occur and liabilities may arise which could have a material adverse impact on the Company.

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

                             GOVERNMENT REGULATION

         Overview. In addition to the environmental, safety and other regulations generally applicable to all businesses, our business is impacted by regulations that are administered by the Surface Transportation Board (STB), the successor to the Interstate Commerce Commission (ICC), the Federal Transit Administration (FTA), the Federal Railroad Administration (FRA) and by regulatory agencies in the various states in which we and our customers do business. Since 1980, there has been a significant relaxation in regulations governing the sale, leasing or other transfer of railroad properties, and this change has favorably affected the operations of many of our customers. Various interests in the United States have sought and continue to seek re-imposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation and more onerous labor protection conditions for rail line transfers.

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

         Transit Regulations. The FTA regulates certain aspects of rail transit operations and provides significant funding for rail transit construction and operations. On June 9, 1998, the former President signed the Transportation Equity Act for the 21st Century ("TEA 21"), a six-year surface transportation program that represents a significant development in federal funding of rail transit programs. TEA 21, the largest infrastructure funding bill in U.S. history, authorizes funding for transit in the amount of $42 billion through 2003. This authorization is over 50% more than the funding under the 1991 Intermodal Surface Transportation Efficiency Act, whose funding has expired.

         State Regulatory Agencies. State regulatory agencies no longer have authority to engage in economic regulation of railroads that are part of the interstate network. State and local governments generally retain jurisdiction over local rail safety matters, such as the installation of grade crossings and grade crossing warning devices.

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

                                   EMPLOYEES

         As of December 31, 2001, we employed approximately 3,850 employees. Approximately 29% of our employees are members of labor unions and are employed pursuant to collective bargaining agreements. Certain of our operating companies are parties to collective bargaining agreements with the International Brotherhood of Electrical Workers, Laborers' International Union of North America, the International Union of Operating Engineers, United Brotherhood of Carpenters and Joiners of America and the United Brotherhood of Teamsters. Certain of our customers only hire unionized labor. Our largest collective bargaining agreement, covering approximately 430 employees, expires in May 2002. We have not experienced any work stoppages in the past five years.

                         INFORMATION TECHNOLOGY SYSTEMS

         We have installed the basic elements of an integrated information technology system that is being utilized by each of our operating companies for a variety of purposes; including monitoring inventory levels, tracking the progress of construction projects and integrating our financial reporting, general ledger, payables and receivables functions. In addition, we have networked our corporate offices to the offices of our operating companies and are currently working on the upgrade of selected features of the system. We expect upgrading of our information technology systems to be a continuous process.

ITEM 2.  PROPERTIES

         Our corporate offices currently consist of approximately 5,000 square feet of leased space in Baltimore, Maryland. In addition to our corporate offices, we lease or own numerous facilities throughout the United States and Canada. These facilities consist of local offices, storage yards, distribution facilities, warehouses and manufacturing and wood processing plants. We believe our existing facilities are sufficient to meet the existing demand for our services and that our facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         On September 6, 2001, the Company and the former Chairman of the Board were named as defendants in a class action filed in the United States District Court for the District of Maryland (Baltimore Division), alleging securities fraud claims under the Securities Act of 1934, as amended. The plaintiffs are seeking an undetermined amount of damages. As a result of the bankruptcy filings on September 20, 2001, the District Court has stayed this action as to all defendants and administratively closed the case pending further order of the District Court. The Company believes the suit is without merit and intends to defend itself vigorously if the action is reopened.

         On September 20, 2001, the Company and twenty-two of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The Debtors are currently operating as a debtors-in-possession under the supervision of the Bankruptcy Court. The following are certain of the material orders entered by the Bankruptcy Court since the bankruptcy filing by the Debtors:

         - On September 21, 2001, the Debtors received approval from the Bankruptcy Court to obtain emergency post-petition financing from debtor-in-possession lenders in amount of up to $10 million.

         - On October 23, 2001 the Bankruptcy Court issued its final approval of the debtor-in-possession financing (collectively, as amended, restated or replaced, the "DIP Facility"), described in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," thereby authorizing the Company to utilize all commitments related to the Transit Revolver, the Bonding Facility, the Bond Support Facility and the TP&S Revolver (as defined below). The DIP Facility matures on September 30, 2002. On February 1, 2002 and March 5, 2002, respectively, the Bankruptcy Court authorized the amendment and restatement of the Transit Revolver and the replacement of the TP&S Revolver, respectively, as described in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of March 15, 2002, approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $21.3 million was outstanding under the TP&S Revolver, consisting of $15.6 million of borrowings and $5.7 million of letters of credit; and we had approximately $10.6 million of collateral outstanding under the Bonding Facility.

         - The Bankruptcy Court has also entered orders: (a) authorizing the payment of prepetition employee wages and benefits; (b) authorizing the Company to assume certain construction project contracts that were bonded by Travelers Casualty and Surety Company of America ("Travelers") prior to the Filing Date and to cure certain prepetition obligations of vendors and subcontractors related thereto; and (c) authorizing the Company to make payments to certain critical vendors and subcontractors in respect of prepetition claims upon the creditors' agreement to provide certain trade terms to the Company.

         - On March 15, 2002, the Debtors filed a plan of reorganization (the "Plan") in the U.S. Bankruptcy Court for the District of Maryland in Baltimore for itself and twenty-two of its domestic debtor subsidiaries. The Plan contemplates full repayment of claims under the DIP Facility, satisfaction of secured claims held by certain of the Debtors' pre-petition secured lenders through the issuance of a new secured note or their reinstatement, and satisfaction of the balance of claims held by the Debtors' pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company's 11 1/2% Senior Subordinated Notes due in 2009 and unsecured creditors, whose prepetition claims were not authorized for payment by the Bankruptcy Court, will receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock began trading on the Nasdaq National Market on
July 29, 1998, under the symbol of "RWKS". On September 21, 2001, the Nasdaq Listing Qualifications Staff halted trading in our Common Stock due to our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Our Common Stock was delisted from the Nasdaq National Market shortly thereafter. Since October 17, 2001, our Common Stock has been trading under the symbol of "RWKSQ.OB" on the OTC Bulletin Board.

         The following table sets forth the range of high and low closing prices for the Common Stock on the Nasdaq National Market from January 1, 2000 through September 21, 2001 and on the OTC Bulletin Board from October 17, 2001 through December 31, 2001 for the periods indicated:

                                                            YEAR ENDED DECEMBER 31, 2000
                                                       ---------------------------------------
                                                               HIGH                 LOW
      ----------------------------------------------------------------------------------------
         Fourth Quarter                                      $   3.375            $1.5312
         Third Quarter                                           10.50             3.4375
         Second Quarter                                          10.75              8.125
         First Quarter                                         12.3125              9.375

                                                            YEAR ENDED DECEMBER 31, 2000
                                                       ---------------------------------------
                                                               HIGH                 LOW
      ----------------------------------------------------------------------------------------
         Fourth Quarter (commencing 10/17/01)                   $   0.45            $ 0.01
         Third Quarter (through 9/21/01)                            1.78              0.15
         Second Quarter                                             5.03              1.60
         First Quarter                                            2.8125              1.50

         As of March 15, 2002, there were 141 holders of record of our Common Stock.

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

                                                                        RAILWORKS                                       PREDECESSOR
                                                                                                                          COMPANY
                                                                              YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                 2001(5)            2000(4)           1999(3)           1998(2)           1997(1)
                                              -------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands, except per share data)
Revenue                                         $ 616,599         $ 614,037         $ 468,105         $ 212,533         $ 153,610
Cost of revenue                                   592,431           500,604           369,083           182,817           136,678
Gross profit                                       24,168           113,433            99,022            29,716            16,932
Selling, general and administrative
  expenses                                         77,476            71,609            50,434            19,145            13,520
Restructuring and other unusual
  charges (6)                                      27,555            63,338                --                --                --
Non-recurring expenses                                 --                --                --            19,965                --
Transaction fees                                       --                --                --             1,281                --
Operating income (loss)                           (80,863)          (21,514)           48,588           (10,675)            3,412
Other income (expense):
  Interest expense                                (32,018)          (37,888)          (20,054)           (2,334)           (1,761)
  Interest and other income, net                     (185)            2,282             2,615             1,634               975
  Loss on sale of subsidiaries                    (14,576)               --                --                --                --
  Other expense, net                              (46,779)          (35,606)          (17,439)             (700)             (786)
Income (loss) before reorganization
  items, income taxes, minority
  interest and extraordinary item                (127,642)          (57,120)           31,149           (11,375)            2,626
Reorganization items (7)                          (10,068)               --                --                --                --
Income (loss) before income taxes,
  minority interest and extraordinary
  item                                           (137,710)          (57,120)           31,149           (11,375)            2,626
Provision for income taxes                          4,075             2,875            11,063             1,472             1,198
Income (loss) before minority
  interest and extraordinary item                (141,785)          (59,995)           20,086           (12,847)            1,428
Minority interest in losses                           548                --                --                --                --
Income (loss) before extraordinary
  item                                           (141,237)          (59,995)           20,086           (12,847)            1,428
Extraordinary gain on
  extinguishment of debt                              537                --                --                --                --
Net income (loss)                                (140,700)          (59,995)           20,086           (12,847)            1,428

Basic earnings (loss) per share                     (9.38)            (4.04)             1.44             (1.67)              .48
Diluted earnings (loss) per share                   (9.38)            (4.04)             1.31             (1.67)              .48

                                                                        RAILWORKS                                       PREDECESSOR
                                                                                                                          COMPANY
                                                                                 AS OF DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                 2001(5)            2000(4)           1999(3)           1998(2)           1997(1)
                                              -------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA:
Working capital (8)                             $ 141,312         $ 119,980         $ 119,270         $  67,391         $  26,500
Total assets                                      517,853           615,263           571,657           228,636            68,352
Total debt (9)                                    411,087           380,899           294,431            51,504            15,004
Stockholders' equity                              (61,819)           81,422           135,881           110,008             1,438

(1) The selected historical consolidated financial data as of and for the fiscal year ended December 31, 1997 is derived from the financial statements of Comstock Holdings, Inc., and its predecessor, L. K. Comstock & Company, Inc., for the respective period. For accounting and financial statement purposes, Comstock Holdings, Inc. (one of the Founding Companies, as defined below) was identified as the "Accounting Acquirer" consistent with the requirements of SAB No. 97 of the SEC. All other acquisitions have been accounted for as purchases in accordance with APB No. 16.

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

(5) The selected historical consolidated financial data as of and for the year ended December 31, 2001 are derived from our Consolidated Financial Statements, which are comprised of financial data of all companies that we owned as of January 1, 2001 and companies we disposed of during 2001 from January 1, 2001 through their respective dates of disposal.

(6) During the third and fourth quarters of 2000, the Company's management and Board of Directors conducted and completed a strategic review of RailWorks' operations. The resulting restructuring plan (the "2000 Restructuring Plan") contemplated systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around three lines of business. During the year ended December 31, 2000, the Company incurred $63.3 million in restructuring and other unusual charges in connection with the 2000 Restructuring Plan. During the year ended December 31, 2001, the Company incurred an additional $27.6 million of restructuring and other special charges for the impairment of goodwill and other charges related to obtaining amendments to its prepetition Credit Agreement.

(7) Reorganization items consist primarily of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company's Chapter 11 filings and other costs associated with the rejection of executory and construction contracts, net of interest income earned on accumulated cash resulting from the Chapter 11 proceedings.

(8) Working capital is the sum of cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, net deferred taxes and other current assets, less the sum of cash overdrafts, current maturities of long-term debt, accounts payable and accrued liabilities, accrued payroll and related withholdings, billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities. Working capital as of December 31, 2001 does not reflect a reduction for current liabilities classified as subject to compromise of approximately $455.1 million.

(9) In addition to the DIP facility, total debt as of December 31, 2001 includes approximately $369.2 million of debt that has been classified as liabilities subject to compromise on the balance sheet. This includes approximately $173.1 million of senior subordinated notes, $97.5 million related to the revolving credit facility, a $94.3 million term loan and approximately $4.3 million of fixed asset and other notes payable.

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

         During 2001, we sold FCM Rail, Ltd. and certain assets and liabilities associated with the civil and maintenance divisions of RailWorks W.T. Byler L.P. (the "2001 Dispositions"). Our consolidated balance sheet as of December 31, 2001 includes all companies that we owned as of December 31, 2001. Our consolidated statements of operations and cash flows for the year ended December 31, 2001 include the results of operations and cash flows of all companies owned as of December 31, 2001 and the 2001 Dispositions through their respective dates of disposal. There were no acquisitions during the year ended December 31, 2001. Our consolidated balance sheet as of December 31, 2000 includes all companies that were owned as of December 31, 2000. Our consolidated statements of operations and cash flows for the year ended December 31, 2000 includes the results of operations and cash flows of all companies acquired as of December 31, 1999 and the results of operations and cash flows of the 2000 Acquired Companies from each of their respective dates of acquisition during the period. Our consolidated statements of operations and cash flows for the year ended December 31, 1999 include the results of operations and cash flows of all companies acquired as of December 31, 1998 and the results of operations and cash flows of the 1999 Acquired Companies from each of their respective dates of acquisition during the period.

         On September 20, 2001 (the "Filing Date"), RailWorks Corporation and twenty-two of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The filings have been consolidated for the purpose of joint administration as case No. 01-6-4463, but the cases have not been deemed consolidated for Plan purposes by the Bankruptcy Court. Our Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors in existence prior to the Filing Date (including claims secured by the Debtors' assets) are stayed while the Debtors continue business operations as debtors-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

         Our ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing operations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility or the credit facilities under the proposed Plan. As of March 15, 2002, the amount outstanding under the Company's Transit Revolver totaled $45 million, the maximum amount permitted under the facility, of which $30 million relates to outstanding borrowings and $15 million is a letter of credit supporting the Company's commercial insurance. No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so. Failure to do so coupled with a failure to obtain additional funding for the transit services segment could result in the discontinuation of this business segment.

         Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors' debtor-in-possession financing arrangements (collectively, as amended, restated and/or replaced, the "DIP Facility") with Bank of America, N.A. (BOA), for itself and as agent for a syndicate of lenders, CSFB Global Opportunities Advisers, LLC (CSFB), for itself and Stonehill Capital Management, and Travelers Casualty & Surety Company of America ("Travelers"). The DIP Facility includes an Amended and Restated DIP Transit Revolving Credit Agreement (the "Transit Revolver") for up to $30 million in borrowings and a $15 million letter of credit in support of our company wide liability and casualty insurance (see MD&A) in connection with the Debtors' rail transit division; a DIP Transit Bonding Facility (the "Bonding Facility") for up to $100 million in bonding commitment to support our project bonding requirements; a DIP Bond Support Credit Agreement (the "Bond Support Facility") with CSFB for up to $40 million of collateral support for the transit services division's project surety bonds underwritten by Travelers; and a DIP Financing Agreement, as replaced on March 5, 2002 (the "TP&S Revolver") with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments to support the track services and products and services divisions' operating cash obligations and project bonding requirements. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of March 15, 2002 approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15 million letter of credit; $21.3 million was outstanding under the TP&S Revolver, consisting of $15.6 in borrowings and $5.7 million of letters of credit outstanding; and we had $10.6 million of collateral outstanding under the Bonding Facility. Refer to the liquidity and capital resources section below for a more complete discussion of the DIP Facility.

         On March 15, 2002, the Debtors filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company's pre-petition secured lenders through the issuance of a new secured note, and satisfaction of the balance of claims held by the Company's pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company's $173.1 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

                          CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses RailWorks' consolidated financial statements and results of operations by segment, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to contract revenue, anticipated contract costs, bad debts, inventories, intangible assets, income taxes, retirement benefits, and contingencies and litigation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in Part IV hereof; however, management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its financial statements.

REVENUE RECOGNITION

         The recognition of revenues and costs in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1:
"Accounting for Performance of Construction-Type and Certain Production Type Contracts" ("SOP 81-1") involves considerable use of estimates and is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs and the extent of progress toward completion of contracts. Operating in Chapter 11 bankruptcy and certain related problems with subcontractors and customers provides even more risk and uncertainty in the estimates. Changes in these estimates can cause significant volatility in the Company's financial results.

         We recognize revenue from fixed price contracts using the percentage-of-completion method in accordance with SOP 81-1, measured by the percentage of costs incurred to date to management's estimate of total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Revenue from time-and-material contracts is recognized currently as the work is performed.

         Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the costs of the effort, and an ongoing assessment of progress toward completing the contract. We utilize a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews that cover, among other matters, outstanding action items, progress against schedule, effort and staffing, quality, risks and other issues, subcontractor management, costs, and commitments. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

         Disputes may arise in the normal course of our business on projects when we are contesting with customers for collection of funds because of events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual cost incurred, and only when realization is probable and can be reliably estimated (see Note 8).

         With regard to the rail products and services segment, we recognize revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes the raw materials cost, labor and overhead costs of producing the product.

         The SEC issued SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101, as amended, in the fourth quarter of 2000 and determined there was no material impact on annual revenue and earnings or the timing of revenue and profit recognition between quarters.

         In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory consists of stored materials and parts to be used in long-term construction contracts and raw materials and finished goods produced by the rail products and services segment. RailWorks writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

BANKRUPTCY

         The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. These principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The uncertainty regarding the eventual outcome of the reorganization cases, the liquidity constraints at the transit services segment, the financial feasibility of the Plan, related problems with subcontractors and customers and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

         SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the statement of operations. The balance sheet should distinguish between prepetition liabilities that are subject to compromise and those that are not such as fully secured liabilities that are not expected to be compromised. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the reorganization plan, the entire amount of the claim should be included with liabilities subject to compromise. See Note 5 to the consolidated financial statements for more information on liabilities classified as subject to compromise and amounts recorded as reorganization items.

         Pursuant to SOP 90-7, approval of the Plan by the Bankruptcy Court may entail adoption by the Debtors of fresh-start accounting. Under fresh-start accounting, the Debtors must allocate their reorganization value to their assets in accordance with the rules for purchase accounting set forth in Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No.
16). Any excess of reorganization value that cannot be allocated to specific tangible or identified intangible assets must be reported as the intangible asset "reorganization value in excess of amounts allocable to identifiable assets". All liabilities existing at the Plan confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. The Company is currently assessing this matter and has not yet determined the effect that the adoption of fresh start accounting might have on the financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. We believe that the impact of this statement will not have a material effect on our financial statements.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test, with any adjustments thereto resulting in a separate charge to earnings in the period in which the impairment took place. It also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. This standard becomes effective on January 1, 2002 for goodwill and intangible assets existing as of June 30, 2001 and immediately for goodwill and intangible assets acquired after June 30, 2001. Further, we will be required under SFAS No. 142 to write off and recognize as the effect of a change in accounting principle effective January 1, 2002, any excess of acquired net assets over cost (negative goodwill). As of December 31, 2001, we had negative goodwill of approximately $5.3 million recorded as a liability in the consolidated balance sheet. For the year ended December 31, 2001, we recognized approximately $5.5 million in amortization of goodwill which is included in selling, general and administrative expenses in the statement of operations. We estimate that goodwill amortization in 2002 before any impairment charges would be approximately $5.5 million. We are assessing the effects of this statement and currently believe that this statement will require a material impairment charge related to goodwill on our financial statements during 2002, but we have not determined the amount of the charge.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the impact of this statement will not have a material effect on our financial statements.

         In June 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment for Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe that the impact of this statement will not have a material effect on our financial statements.

                              RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

         Revenue. Revenue increased $2.6 million, or 0.4%, from $614.0 million for the year ended December 31, 2000 to $616.6 million for the year ended December 31, 2001. Revenue increased $9.6 million for the year ended December 31, 2001 as a result of the inclusion of revenue from the 2000 Acquisitions for the full year in 2001. Additionally, revenue increased in the transit services segment due to the addition of several new projects during 2001 as discussed below. These increases were offset by a decrease in revenue of approximately $32.6 million related primarily to the 2001 Dispositions and the effects of bankruptcy.

         Transit services revenue increased $39.2 million, or 13.2%, from $297.3 million for the year ended December 31, 2000 to $336.5 million for the year ended December 31, 2001. This increase arises primarily from two new power and electrical related contracts that generated approximately $19.0 million of revenue. Additional increases were realized from two existing station track related contracts of approximately $25.0 million, three existing commercial contracts of approximately $28.0 million, and one existing construction contract of approximately $8.0 million. These increases were partially offset by decreased revenues resulting from several projects that were active for the full year of 2000, but were completed during 2001. In addition, these increases were partially offset by decreased revenue during the third and fourth quarter of 2001 as a result of project slowdowns and delays caused by liquidity constraints. Our inability to generate sufficient cash flow had a negative effect on revenue by preventing material shipments, initiating subcontractor stoppages, and adversely affecting management of labor.

         Rail track services revenue decreased $21.3 million, or 10.8%, from $198.0 million for the year ended December 31, 2000 to $176.7 million for the year ended December 31, 2001. Revenue in the rail track services segment decreased approximately $27.4 million for the year ended December 31, 2001 as a result of the sale of the civil and maintenance divisions of RailWorks W.T. Byler L.P. in June 2001. The remaining increase in revenue is due to growth in the segment.

         Rail products and services revenue decreased $15.3 million, or 12.9%, from $118.7 million for the year ended December 31, 2000 to $103.4 million for the year ended December 31, 2001. Approximately $5.2 million of the decrease in revenue for the year ended December 31, 2001 was due to the sale of FCM Rail, Ltd during February 2001 offset by the addition of approximately $8.3 million of revenue from the inclusion of a full year of revenue in 2001 related to the acquisition of Hovey Industries, Ltd and certain assets of the Western Tar Corporation during 2000. The rail products and services segment experienced additional decreases in revenue as a result of liquidity constraints in 2001 which caused delayed material shipments.

         Gross Profit. Gross profit decreased $89.2 million or 78.7% from $113.4 million for the year ended December 31, 2000 to $24.2 million for the year ended December 31, 2001. Gross profit decreased in the transit services segment, the rail products and services segment and the rail track services segment primarily as a result of liquidity constraints and other financial difficulties as a consequence of operating in bankruptcy as well as decreased gross profit from the 2001 Dispositions. The gross profit percentage decreased from 18.5% for the year ended December 31, 2000 to 3.9% for the year ended December 31, 2001. This decrease was due primarily to the financial difficulties mentioned above.

         Transit services gross profit decreased $57.2 million from $47.8 million for the year ended December 31, 2000 to a loss of $9.4 million for the year ended December 31, 2001. Of the overall decrease in gross profit, approximately $19.0 million was attributable to changes in management's estimates of cost to complete due to operational deficiencies in project management, labor productivity, and cost overruns which were primarily caused by the liquidity constraints that the company experienced in 2001. An additional decrease in gross profit of approximately $20.0 million was a result of the establishment of additional reserves based on revised estimates of the recoverability of accounts receivable, pending change orders and the settlement of claims. A general slowdown in revenue recognition, and other consequences of operating in bankruptcy, such as project delays and difficulties managing our subcontractor and vendor relationships led to further deterioration of our gross profit. As a result of the forgoing, the gross profit percentage decreased from 16.1% for the year ended December 31, 2000 to negative 2.8% for the year ended December 31, 2001.

         Rail track services gross profit decreased $18.0 million, or 47.6%, from $37.8 million for the year ended December 31, 2000 to $19.8 million for the year ended December 31, 2001. A portion of the decrease in gross profit for the year ended December 31, 2001 is primarily due to the decrease in revenue previously described and liquidity constraints experienced during 2001. The remaining decrease is due to additional reserves established and charges taken in the third and fourth quarter of 2001 for inventory and revised estimates of costs to complete as well as the sale of the civil and maintenance divisions of RailWorks W.T. Byler L.P. during June 2001. The gross profit percentage decreased from 19.1% for the year ended December 31, 2000 to 11.2% for the year ended December 31, 2001. The decrease in gross profit percentage for the rail track services segment was due primarily to liquidity constraints and additional reserves mentioned above.

         Rail products and services gross profit decreased $14.0 million, or 50.4%, from $27.8 million for the year ended December 31, 2000 to $13.8 million for the year ended December 31, 2001. The decrease in gross profit for the year ended December 31, 2001 was primarily due to the decrease in revenue previously described and liquidity constraints, which caused delayed material shipments during 2001. Additionally, gross profit decreased by approximately $4.7 million as a result of the sale of FCM Rail, Ltd. during February 2001 offset by additional gross profit from the acquisition of Western Tar Corporation during 2000. The gross profit percentage decreased from 23.4% for the year ended December 31, 2000 to 13.3% for the year ended December 31, 2001. The decrease in gross profit percentage for the rail products and services segment is primarily the result of the decreased gross profit related to liquidity constraints mentioned above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million or 8.2%, from $71.6 million for the year ended December 31, 2000 to $77.5 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses for the year ended December 31, 2001 was primarily due to the growth of the transit services segment, additional insurance costs and certain charges taken for accounts receivable in the track services division as discussed below. Additionally, selling, general and administrative expenses increased as a result of the inclusion of selling, general and administrative expense of the 2000 Acquired Companies for the full year in 2001 offset by decreased selling, general and administrative expense from the 2001 Dispositions. As a percentage of revenue, selling, general and administrative expenses increased from 11.7% for the year ended December 31, 2000 to 12.6% for the year ended December 31, 2001. This increase was the result of increased selling, general and administrative expenses on a relatively flat revenue base.

         Transit services selling, general and administrative expenses increased $5.4 million or 24.0%, from $22.5 million for the year ended December 31, 2000 to $27.9 million for the year ended December 31, 2001. Approximately $2.8 million of the increase in selling, general and administrative expenses for the year ended December 31, 2001 was due to the addition of a full year of selling, general and administrative expenses from the two transit services companies acquired during 2000. The remaining increase is the result of the increased insurance costs across the division as well as the overall growth of the segment in 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.6% for the year ended December 31, 2000 to 8.3% for the year ended December 31, 2001 as a result of the items mentioned above.

         Rail track services selling, general and administrative expenses increased $0.8 million, or 3.9%, from $20.3 million for the year ended
December 31, 2000 to $21.1 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses for the year ended December 31, 2001 was primarily due to additional charges taken in the third and fourth quarters of 2001 for accounts receivable offset by decreased selling, general and administrative expenses resulting from the sale of the civil and maintenance divisions of RailWorks W.T. Byler L.P. in June 2001. As a percentage of segment revenue, selling, general and administrative expenses increased from 10.3% for the year ended December 31, 2000 to 11.9% for the year ended
December 31, 2001. This percentage increase was primarily the result of decreased revenue as discussed above.

         Rail products and services selling, general and administrative expenses decreased $3.1 million, or 17.9%, from $17.3 million for the year ended December 31, 2000 to $14.2 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses for the year ended December 31, 2001 was due primarily to the sale of FCM Rail, Ltd. during February 2001, decreased selling, general and administrative expenses resulting from winding down the operations of Neosho Construction, and additional savings related to the development of a centralized hub for our rail services operations. These decreases were partially offset by the addition of a full year of selling, general and administrative expenses from the two rail products and services companies acquired during 2000 and additional charges taken during the year to reserve for bad debts. As a percentage of segment revenue, selling, general and administrative expenses decreased from 14.6% for the year ended December 31, 2000 to 13.7% for the year ended December 31, 2001 as a result of the items mentioned above.

         Corporate selling, general and administrative expenses increased $2.8 million, or 24.3%, from $11.5 million for the year ended December 31, 2000 to $14.3 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses for the year ended December 31, 2001 was due primarily to increased insurance expenses and the increased level of professional fees paid during 2001. As a percentage of total revenue, selling, general and administrative expenses increased from 1.9% for the year ended December 31, 2000 to 2.3% for the year ended December 31, 2001. This percentage increase was primarily the result of decreased revenue in the rail track services and rail products and services segments as discussed above.

         Operating Loss. Operating loss increased $59.4 million, or 276.3%, from $21.5 million for the year ended December 31, 2000 to $80.9 million for the year ended December 31, 2001. This increase was mostly a result of the items mentioned above as well as additional restructuring and other unusual charges of approximately $27.6 million, which includes approximately $24.4 million for the write off of unamortized goodwill associated with the acquisitions of Neosho Incorporated, Twigg Corporation and Hovey Industries, Ltd.

         Interest Expense. Interest expense decreased $5.9 million, or 15.6%, from $37.9 million for the year ended December 31, 2000 to $32.0 million for the year ended December 31, 2001. The decrease in interest expense for the year ended December 31, 2001 was due primarily to the Company discontinuing to accrue approximately $10.3 million of interest expense after the Filing Date related to prepetition debt in accordance with SOP 90-7. This decrease was partially offset by increased interest expense prior to the Filing Date as a result of an increase in our average total debt outstanding prior to the Filing Date.

         Reorganization Items. Reorganization items of approximately $10.1 million for the year ended December 31, 2001, consist primarily of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company's Chapter 11 filings and other costs associated with the rejection of construction contracts, net of interest income earned on accumulated cash resulting from the Chapter 11 proceedings.

         Taxes. The Company has recorded an income tax provision of $4.1 million for year ended December 31, 2001. This provision reflects revised estimates of state and foreign income taxes payable after consideration of the losses incurred in the second quarter as a result of the sale of certain assets of our RailWorks W.T. Byler L.P. subsidiary and the losses incurred during the year associated with cash flow constraints and other consequences of operating in bankruptcy. In addition, due to uncertainty as to the realizability of the Company's deferred tax asset, an additional valuation allowance of approximately $2.8 million against the Company's deferred tax asset was recorded in the current provision during the second quarter of 2001.

         Net Loss. Net loss increased $80.7 million, from a loss of $60.0 million for the year ended December 31, 2000 to a loss of $140.7 million for the year ended December 31, 2001, primarily as a result of the items mentioned above, including losses of approximately $14.6 million related to the 2001 Dispositions and an extraordinary gain from the extinguishment of bonds of approximately $0.5 million.

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

         Transit services revenue increased $52.4 million, or 21.4%, from $244.9 million for the year ended December 31, 1999 to $297.3 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of revenue from the acquisition of Twigg Corporation, which was acquired in December 0f 1999, and the acquisitions of HSQ Technology Corporation and Breaking Technologies, Inc during 2000.

         Rail track services revenue increased $57.4 million, or 40.8%, from $140.6 million for the year ended December 31, 1999 to $198.0 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of a full year of revenue from W. T. Byler Company, Inc., which was acquired in October of 1999.

         Rail products and services revenue increased $36.1 million, or 43.7%, from $82.6 million for the year ended December 31, 1999 to $118.7 million for the year ended December 31, 2000. The increase in revenue for the year ended December 31, 2000 was due primarily to the addition of revenue from the acquisition of DuraWood LLC and the Pandrol Jackson switch grinding operation, which were acquired in December of 1999, the acquisition of Wood Waste Energy, Inc, which was acquired in August of 1999, as well as the acquisitions of Western Tar Corporation and Hovey Industries, Ltd. during 2000.

         Gross Profit. Gross profit increased $14.4 million or 14.5% from $99.0 million for the year ended December 31, 1999 to $113.4 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to gross profit from the 1999 Acquired Companies being included for the full year in 2000 as well as additional gross profit from the 2000 Acquired Companies, offset by the gross profit associated with a 1999 NYCTA project in the transit services segment. This project accounted for $5 million of gross profit in 1999. The gross profit percentage decreased from 21.2% for the year ended December 31, 1999 to 18.5% for the year ended December 31, 2000. This decrease was due primarily to the referenced NYCTA project.

         Transit services gross profit increased $6.5 million or 15.7% from $41.3 million for the year ended December 31, 1999 to $47.8 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from the two transit services companies acquired during 2000 offset by the reduction in gross profit for the NYCTA project mentioned above. The gross profit percentage decreased from 16.9% for the year ended December 31, 1999 to 16.1% for the year ended December 31, 2000, due primarily to the NYCTA project mentioned above.

         Rail track services gross profit increased $1.6 million, or 4.4%, from $36.2 million for the year ended December 31, 1999 to $37.8 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from W. T. Byler Company, Inc. The gross profit percentage decreased from 25.7% for the year ended December 31, 1999 to 19.1% for the year ended December 31, 2000. This decrease was due to an overall increase in competitive pressures resulting from a general slowing of the Class I Railroad market, as well as adverse weather conditions during the fourth quarter of 2000.

         Rail products and services gross profit increased $6.3 million, or 29.3%, from $21.5 million for the year ended December 31, 1999 to $27.8 million for the year ended December 31, 2000. The increase in gross profit for the year ended December 31, 2000 was due primarily to the addition of gross profit from the two rail products and services companies acquired during 2000. The gross profit percentage decreased from 26.0% for the year ended December 31, 1999 to 23.4% for the year ended December 31, 2000. This decrease was the result of the general slowing of the Class I Railroad market and the overall increase in competitive pressures that such a slowdown creates.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.2 million or 42.1%, from $50.4 million for the year ended December 31, 1999 to $71.6 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the selling, general and administrative expense of the 1999 Acquired Companies being included for the full year in 2000 as well as the addition of the 2000 Acquired Companies. As a percentage of revenue, selling, general and administrative expenses increased from 10.8% for the year ended

December 31, 1999 to 11.7% for the year ended December 31, 2000. This increase was the result of the addition of the higher selling, general and administrative cost structures of the 2000 Acquired Companies.

         Transit services selling, general and administrative expenses increased $4.5 million or 25.0%, from $18.0 million for the year ended December 31, 1999 to $22.5 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the two transit services companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses increased from 7.3% for the year ended December 31, 1999 to 7.6% for the year ended December 31, 2000 primarily due to the addition of the higher selling, general and administrative costs structures of the 2000 Acquired Companies.

         Rail track services selling, general and administrative expenses increased $7.5 million, or 58.6%, from $12.8 million for the year ended December 31, 1999 to $20.3 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the acquisition of W.T. Byler Company, Inc. coupled with the initial development expenses to create a centralized administration for the geographic regions of the business. As a percentage of segment revenue, selling, general and administrative expenses increased from 9.1% for the year ended December 31, 1999 to 10.3% for the year ended December 31, 2000. This percentage increase was primarily the result of W. T. Byler Company, Inc. having a slightly larger selling, general and administrative cost structure than the existing companies.

         Rail products and services selling, general and administrative expenses increased $5.2 million, or 43.0%, from $12.1 million for the year ended December 31, 1999 to $17.3 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the addition of selling, general and administrative expenses from the two rail products and services companies acquired during 2000. As a percentage of segment revenue, selling, general and administrative expenses remained constant at 14.6%.

         Corporate selling, general and administrative expenses increased $4.0 million, or 53.3%, from $7.5 million for the year ended December 31, 1999 to $11.5 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to the increased level of overhead to administer the larger operations in 2000. As a percentage of total revenue, selling, general and administrative expenses increased from 1.6% for the year ended December 31, 1999 to 1.9% for the year ended December 31, 2000. The increase in percentage results from the development of a larger overhead structure compared to the prior year in order to manage the anticipated increased size and complexity of the Company's operations.

         Operating Income/Loss. Operating income decreased $70.1 million from $48.6 million for the year ended December 31, 2000 to a loss of $21.5 million for the year ended December 31, 2001. This decrease was primarily the result of the items mentioned above as well as the restructuring and other unusual charges of approximately $63.3 million that were recorded during the year. These restructuring and other unusual charges included approximately $2.2 million of charges for employee termination benefits and $.7 million of charges for lease exit costs in accordance with Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit".. Also included in restructuring and other unusual charges was approximately $21.2 million of goodwill impairment charges related to the acquisitions of Neosho Incorporated and FCM Rail, Ltd, $28.3 million of charges to reflect the anticipated net realizable value of accounts receivable and costs in excess of billings related to construction claims under revised settlement scenarios, $4.2 million associated with abandoned acquisition and other transaction costs and $6.7 million for the settlement of other non-contract related claims against the company, moving expenses paid, non-recurring compensation expense and costs associated with the amendment of the Company's credit agreement.

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

                        LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At December 31, 2001, we had $2.8 million in cash and cash equivalents offset by a cash overdraft of $3.0 million resulting in a negative net cash position of $0.2 million compared to $7.1 million in cash and cash equivalents offset by a cash overdraft of $16.8 million resulting in a negative net cash position of $9.7 million as of December 31, 2000. Net cash used in operating activities for the year ended December 31, 2001 was approximately $39.0 million. Net cash provided by investing activities for the year ended December 31, 2001 was approximately $10.9 million, which consisted primarily of cash proceeds from the sales of a subsidiary and a division offset by cash payments for capital expenditures and earnout obligations. Net cash provided by financing activities for the year ended December 31, 2001 was approximately $24.6 million, which included borrowings of approximately $55.8 million offset by debt and cash overdraft repayments of approximately $26.6 million and loan fees of $4.6 million.

         We had working capital of $141.3 million as of December 31, 2001, which does not include liabilities subject to compromise of approximately $455.1 million which otherwise would be recorded as current. These liabilities represent claims in existence prior to the Filing Date, which are generally stayed while the Debtors continue business operations as debtors-in-possession under Chapter 11 of the Bankruptcy Code. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of December 31, 2001 would be $313.8 million. Our working capital as of December 31, 2000 was $120.0 million.

         The Debtors have determined that insufficient collateral exists to cover the interest portion of scheduled payments on their prepetition debt obligations, including the obligations under the Credit Agreement and the senior subordinated notes, and therefore have discontinued accruing interest on these obligations. Contractual interest on these obligations amounts to approximately $42.3 million for the year ended December 31, 2001. These amounts exceed the recorded amount of interest expense by approximately $10.3 million due to the cessation of accruing interest on prepetition debt after the Filing Date.

         Capital expenditures were $11.0 million, $27.3 million and $15.8 million in fiscal 2001, 2000 and 1999, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

         In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration recorded as goodwill as of December 31, 2001 relating to 2000 operating performance amounted to approximately $13.8 million as adjusted based on finalized earn-out calculations. Through December 31, 2001, we paid approximately $4.0 million of such additional consideration and $4.6 million was forgiven as partial consideration in the sale of the civil and maintenance divisions of RailWorks W.T. Byler L.P. leaving the balance of $5.2 million of such consideration payable as of December 31, 2001. Additional consideration recorded as goodwill as of December 31, 2001 relating to 2001 operating performance amounted to approximately $4.7 million. As a result of the Chapter 11 filings, all additional consideration payable related to our domestic subsidiaries has been classified as a liability subject to compromise.

         Indebtedness. As of December 31, 2001, we had a total of $411.1 million of indebtedness outstanding, which includes approximately $191.8 million outstanding under our Amended and Restated Credit Agreement (the "Credit Agreement"), $173.1 million of 11 1/2% Senior Subordinated Notes (the "Notes"), $36.4 million under the DIP Facility, $5.0 million under our Canadian credit agreement and $4.8 million of fixed asset and other notes payable.

         Of the $191.8 million of borrowings outstanding under the Credit Agreement, $94.3 million was borrowed under a term loan payable through 2006 and $97.5 million was borrowed under the revolving credit commitment. In connection with the Credit Agreement, the Company granted to BOA a security interest in essentially all of the assets, including receivables, of the Company.

         On February 13, 2001 we entered into a second amendment (the "Second Amendment") to the Credit Agreement pursuant to which we were granted approval to execute the sale for cash of the capital stock of our wholly owned subsidiary, FCM Rail, Ltd. As a result of this sale the revolving credit facility was reduced by $4.9 million and the available revolving credit commitment under the revolving credit facility was reduced by $3.9 million to $96.1 million by the portion of the sale proceeds applicable to the revolving credit commitment. Similarly, the term loan facility was reduced by prepayments totaling $4.5 million, which were applied in inverse order of maturities to the final scheduled principal repayment of the term loan. The Second Amendment also revised two leverage ratios and established a new minimum net worth covenant in order to accommodate the impact on certain financial covenants of the disposition of FCM Rail, Ltd. There was no interest pricing increase nor were any fees payable in connection with obtaining the Second Amendment.

         Effective June 18, 2001, we entered into a third amendment to the Credit Agreement (the "Third Amendment") pursuant to which the available revolving credit commitment was increased to $111.0 million through September 30, 2001. In connection with the Third Amendment, we agreed to pay an amendment fee of approximately $0.4 million and to issue to the lenders under the Credit Agreement (the "Lenders") warrants to purchase our common stock in an amount equal to two percent (2.0%) of our fully diluted and outstanding equity as of June 18, 2001 (or 379,359 shares) at an exercise price of $0.01 per share. The warrants have customary anti-dilution protection for stock splits, dividends and distributions. The warrants became exercisable in four equal monthly increments beginning on September 30, 2001 and ending on December 31, 2001, and will expire on July 18, 2011. We agreed to certain demand and piggyback registration rights with respect to the common stock issuable upon exercise of the warrants.

         Under the Third Amendment, all amounts outstanding under the Credit Agreement bore interest at a per annum rate one-half percent (0.5%) higher than previously applicable, or 4.0% above the prime rate for the term loan and 3.0% above the prime rate on the revolving credit commitment. We were not allowed to enter into any LIBOR contracts during the term of the Third Amendment period, which expired on September 30, 2001, and were required to continue to have prime rate-based borrowings during such term. Under the Third Amendment the Lenders waived our noncompliance with certain of the financial covenants in the Credit Agreement for the period ended June 30, 2001. Pursuant to the Third Amendment we were required to achieve minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $15.0 million for the quarter ended June 30, 2001. We failed to achieve such minimum EBITDA for the quarter ended June 30, 2001. In addition, we had exceeded the permitted borrowing base under the Credit Agreement.

         As a result of the foregoing, on August 7, 2001, we sought a waiver from our Lenders for our noncompliance with the EBITDA covenant under the Third Amendment, our exceeding the permitted borrowing base under the Credit Agreement and our noncompliance with certain other covenants in the Third Amendment. Our noncompliance with certain of these covenants under the Third Amendment and the Credit Agreement provided the Lenders with the right to accelerate payment of all amounts owed by us under the Credit Agreement and prohibited us from effecting any further borrowings under the revolving credit commitment. On August 13, 2001, the Lenders notified us that they had declined to provide the waivers sought.

         On June 18, 2001, we exchanged 140,326 shares of $0.01 par value common stock for $1.0 million of the Notes outstanding. In connection with this transaction, we have recorded an extraordinary gain on the extinguishment of debt of approximately $0.5 million.

         As a result of our noncompliance with the Credit Agreement and our inability to generate sufficient working capital to fund operations, on September 20, 2001 we filed a voluntary petition for protection under Chapter 11 of the bankruptcy code. As a result of the Chapter 11 filings, approximately $369.2 million of our total debt outstanding has been classified as liabilities subject to compromise. This includes the $191.8 million of borrowings under the Credit Agreement and $173.1 million of Senior Subordinated Notes outstanding. It does not include the debt of our Canadian subsidiaries or the DIP Facility obtained after the Filing Date, as discussed below. In addition, we have not made interest payments on our obligations under the Credit Agreement since July of 2001 and did not make our semi-annual interest payment due October 15, 2001 under the Notes. As a result, approximately $12.4 million of prepetition accrued interest related to the Credit Agreement and the Notes has been included in liabilities subject to compromise. We have not accrued any interest on our prepetition debt obligations since the Filing Date.

         On October 5, 2001 and October 9, 2001 we entered into the DIP Facility that was subsequently amended and partially replaced, which includes:
1) the Transit Revolver with CSFB for up to $30 million (subsequently increased to $45 million, as discussed below) of financing supporting the transit services division's operations; 2) the Bond Support Facility with CSFB for up to $40 million of collateral supporting the transit services division's project surety bonds underwritten by Travelers; 3) the Bonding Facility with Travelers for up to $100 million of surety bond commitment supporting the Debtor's project bonding requirements; and 4) the TP&S Revolver with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments supporting the track services and products & services divisions' operating cash obligations and project bonding requirements.

         Under the Transit Revolver (as amended and restated), we are obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 (together, with the Additional Fee for the TP&S Revolver referred to below, the "Additional Fees") if we do not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%.

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

         Under the Bonding Facility we are obligated to pay: 1) to Travelers all premiums due for bonds issued within 60 days of issuance; 2) any broker's fees or commissions for all bond issuances; and 3) to Travelers a monthly management fee of $10,000. In connection with the issuance of any bond under the Bonding Facility, and as a necessary condition precedent thereto, we must obtain collateral or letters of credit in an amount of 40% of the penal sum of such bond as security for such bond.

         Under the TP&S Revolver, we are obligated to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000; 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; 4) a monthly adequate protection payment of $500,000; and
5) an Additional Fee of $750,000 if we do not have a plan of reorganization acceptable to

CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

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

         On February 1, 2002, the Bankruptcy Court authorized the amendment and restatement of the Transit Revolver to, among other things, provide for an increase in the amount of the commitment thereunder from $30 million to $45 million, of which $15 million represents a letter of credit to secure certain of the Company's insurance obligations. In connection with the amendment, the Company is obligated to pay a letter of credit issuance fee equal to $225,000, payable in four equal quarterly installments beginning on March 31, 2002. On March 5, 2002, the Bankruptcy Court authorized the Debtors to replace the TP&S Revolver with a substantially identical revolving facility. In connection with the replacement of the TP&S Revolver, the lenders under both the Transit Revolver and the TP&S Revolver agreed to extend the triggering deadlines for the payment of the Additional Fees referred to above to the dates indicated above. Also, in connection with the replacement of the TP&S Revolver, the minimum EBITDA covenants for 2001 for the rail track services and the rail products and services divisions were eliminated. As of March 15, 2002, approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $21.3 million was outstanding under the TP&S Revolver, consisting of $15.6 million of borrowings and $5.7 million of letters of credit; and we had approximately $10.6 million of collateral outstanding under the Bonding Facility.

         Our obligations under the DIP Facility are jointly and severally guaranteed by each of the other Debtors. Generally, pursuant to the DIP Facility agreements, we have granted to the DIP Facility lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens existing as of the Filing Date and other carve-outs and exceptions as fully described in the DIP Facility and the Bankruptcy Court orders related thereto) in all of the Debtors' property. The DIP Facility agreements limit, among other things, our ability to incur additional indebtedness or obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, and to merge or consolidate with any other entity. The DIP Facility also limits our ability to file certain "Material Pleadings" in our Chapter 11 case, unless we first obtain the consent of BOA, CSFB and Travelers. Pleadings requiring the consent of BOA, CSFB and Travelers include, among others, a plan of reorganization and disclosure statement, material asset sale motions, and an employee retention plan motion. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants and DIP Facility usage covenants. The breach of any such provisions, to the extent not cured or waived within applicable grace or cure periods, could result in our inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the lenders under the DIP Facility, which could materially impair our ability to reorganize under Chapter 11 and could force us into a liquidation. In a liquidation, holders of our public and unsecured debt and holders of our equity would likely receive no value for their respective interests. There can be no assurance that the funding provided by the DIP Facilities will be sufficient to satisfy our working capital needs or that we will be able to secure additional financing if needed. As of December 31, 2001, the Company's track services and products and services divisions were not in compliance with the minimum EBITDA covenant established under the original TP&S Revolver. As discussed above, the TP&S Revolver was subsequently replaced with an identical facility that, among other things, cured any defaults existing under the previous facility. We are currently in compliance with the covenants under the DIP Facility.

         Contractual Obligations and Commitments. The following table presents projected payments and expirations under our contractual obligations and commercial commitments as of December 31, 2001 (in thousands):

                                                                  PAYMENTS DUE AND/OR EXPIRATION BY PERIOD
                                           --------------------------------------------------------------------------------------
                                             TOTAL        LESS THAN 1 YEAR     1-3 YEARS         4-5 YEARS          AFTER 5 YEARS
                                           --------       ----------------     ---------         ---------          -------------
  CONTRACTUAL OBLIGATIONS
Long-term debt(a)                          $269,323          $269,323           $    --           $   --               $   --
Capital lease obligations(b)                  2,851             2,505               346               --                   --
Operating leases(c)                          24,359             8,651            10,956            3,730                1,022
                                           --------          --------           -------           ------               ------
TOTAL CONTRACTUAL CASH OBLIGATIONS         $296,533          $280,479           $11,302           $3,730               $1,022
                                           ========          ========           =======           ======               ======

  OTHER COMMERCIAL COMMITMENTS
Lines of Credit(d)                         $138,913          $138,913           $    --           $   --               $   --
Letters of Credit(e)                          4,069             2,636             1,233              200                   --
                                           --------          --------           -------           ------               ------
TOTAL COMMERCIAL COMMITMENTS               $142,982          $141,549           $ 1,233           $  200               $   --
                                           ========          ========           =======           ======               ======

(a) Long-term debt includes approximately $173.1 million of Notes due in 2009, $94.3 million under the term loan portion of the Credit Agreement payable through 2006 and $2.0 million of seller notes due through 2002 related to the purchase of one of our subsidiaries. As a result of the bankruptcy, these obligations have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2001 and have been included as due in less than one year for purposes of this schedule.

(b) As a result of the bankruptcy, all of our capital lease obligations, with the exception the capital lease obligations of our non-debtor Canadian subsidiaries, have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2001 and have been included as due in less than one year for purposes of this schedule.

(c) We lease various office buildings, machinery, equipment and vehicles under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all of our operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $12.0 million, $7.9 million and $6.5 million, respectively.

(d) Lines of credit include $97.5 million under the revolving credit portion of the Credit Agreement due in 2004, $36.4 million under the DIP facility due in 2002 and $5.0 million under our Canadian credit facility which is payable on demand with no set final maturity. As a result of the bankruptcy, the amount due under the revolving credit portion of the Credit Agreement has been classified as a liability subject to compromise in the consolidated balance sheet as of December 31, 2001 and has been included as due in less than one year for purposes of this schedule.

(e) As of December 31, 2001, we had letters of credit and other collateral outstanding of approximately $0.3 million under our Credit Agreement and approximately $4.0 million under the DIP Facility.

         Certain of our subsidiaries lease their operating facilities from former Founding Company owners who remained employees or directors of the Company. Total rent paid to related parties during 2001, 2000 and 1999 amounted to $1.9 million, $1.6 million and $1.1 million, respectively. We believe the rents to be the fair market rental value of the property.

         Certain executives of RailWorks have entered into employment agreements with the Company. In general, the employment agreements provide that, in the event of a termination of employment without cause, such employee will be entitled to receive from us an amount in cash equal to the employee's then current annual base salary for the remainder of the term.

         The Company's operations are subject to extensive federal, state and local regulations under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste, hazardous substances, underground and aboveground storage tanks and soil and groundwater contamination. We are also subject to certain federal, state and local environmental laws and regulations relating to the use of creosote. Creosote is used in certain of our manufacturing processes to treat wood railroad ties so that they can withstand exposure to outside elements. Creosote, a coal tar treated derivative, has been recognized by the environmental regulating agencies as a hazardous material. We believe that we are in compliance with all of the various regulations applicable to our business and we have not been notified of any violations by regulatory agencies.

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

         Some factors that may cause actual results to differ from projected results are:

         Under the Plan of Reorganization, Holders of Common Stock Will Receive No Value and Holders of the Publicly-Traded Debt Will Receive Minimal Value. You are likely lose all or part of your investment in the Company's Common Stock or debt. The Bankruptcy Code requires that all debts be paid in full before stockholders can receive any recovery in our restructuring. We cannot assure you that our restructuring will ultimately result in any value for our stockholders. In the event of our liquidation, we believe that our equity would have no value. Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt. All of our assets and the assets of all of our subsidiaries are pledged to secure our debt obligations under various secured debt facilities. Under applicable law, collateral for secured claims must be used first to satisfy secured claims. Our Plan which we filed with the Bankruptcy Court on March 15, 2002, provides that the holders of our public and other unsecured debt will receive 3% of the stock of the reorganized company and that the holders of equity will be eliminated entirely. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

         Bankruptcy Cases. Our commencement of Chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. In addition, our relationships with our customers and suppliers may suffer as a result of our bankruptcy. While in Chapter 11, we may sell or otherwise dispose of assets (subject to provisions of the DIP Facility and Bankruptcy Court approval), and liquidate or settle liabilities and claims, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements. Additionally, deadlines have been established for the assertion of pre-Filing Date claims against the Company (commonly referred to as bar dates), including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility. On March 15, as discussed previously, the Company filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore for itself and twenty-two of its domestic debtor subsidiaries. The Plan is subject to confirmation and Bankruptcy Court approval and requires the Debtors to have sufficient funds on hand on the effective date to comply with claim treatments as proposed in the Plan. There can be no assurance that the Company will in fact have such sufficient funds or that the Bankruptcy Court will approve the Plan.

         Potential Breach of DIP Financing. The DIP Facility imposes on us operating and financial restrictions. These restrictions significantly limit or prohibit, among other things, our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, or make investments. The DIP Facility also imposes certain financial covenants as well as reporting requirements and other non-financial covenants. Absent a waiver, failure to comply with any of these restrictions or covenants could result in a default under the DIP Facility. Following a default, the lenders under the DIP Facility may be able to accelerate the indebtedness and exercise certain remedies without further Bankruptcy Court approval. Of the entire $45.0 million which is outstanding under the Transit Revolver, $30.0 million consists of borrowings and $15.0 million consists of a letter of credit; $21.3 million was outstanding under the TP&S Revolver; consisting of $15.6 million of borrowings and $5.7 million of letters of credit; and we had approximately $10.6 million of collateral outstanding under the Bonding Facility. There can be no assurance that the funding provided by the DIP Facility will be sufficient to satisfy our working capital needs or that we will be able to secure additional financing if needed. We may not have the funds to repay the DIP Facility debt upon acceleration, which would significantly impede our ability to remain in Chapter 11 and could force us into a liquidation. In a liquidation, holders of our public and other unsecured debt and holders of our equity would likely receive no value for their respective interests.

         Our Access to Capital Markets and Timely Financial Reporting May be Impaired if We Need to Engage a New Independent Public Accounting Firm. On March 14, 2002, RailWorks' independent public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. RailWorks' access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to RailWorks or if for any other reason Arthur Andersen is unable to perform required audit-related services for RailWorks. In such case, RailWorks would promptly seek to engage a new independent public accounting firm or take such other actions as may be necessary to enable RailWorks to maintain access to the capital markets and to file timely its financial reports. Any such transition between accounting firms could cause us to incur substantial unforeseen costs, could delay our access to capital markets and could impair our ability to make timely SEC filings.

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

         Losses. With the exception of the year ended December 31, 1999, we have reported net losses since our inception in August 1998. Even if the reorganized company achieves its projected results, we expect to have net losses until December 31, 2002.

         Lack of Combined Operating History. Our company was founded in March 1998 but conducted no operations and generated no revenue until we completed the initial public offering, or IPO, of our common stock in August 1998. We acquired 14 groups of companies concurrently with the completion of our IPO and have acquired an additional 21 operating companies, or groups of companies, since the IPO through December 31, 2001. The integration of our operating companies, while allowing them to retain decentralized operations and management, is important to our operating and growth strategies and the achievement of efficiencies in our combined operations. We may not be able to integrate the operations or the necessary systems and procedures, including accounting and financial reporting systems and project management systems, to effectively manage the combined enterprise. Certain members of our management group have only recently joined our company and there can be no assurance that the management group will be able to implement our operating strategies. We cannot assure you that we will be able to establish, maintain or increase the profitability of the operating companies. Our financial statements include results of operations for certain operating companies when they were not under common control or management. As a result, our financial statements may not be indicative of our future results of operations. Any failure by our management group to implement our strategies, integrate the operating companies without substantial costs, delays or other operational or financial difficulties, dispose of non-strategic subsidiaries or effectively oversee the combined entity could have a material adverse effect on our business, financial condition and results of operations.

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

         Dependence on Certain Customers. We derived approximately 37.8% of our revenue for the year ended December 31, 2001 from our top ten customers. Approximately 17.9% of our 2001 revenue was derived from projects undertaken for the New York City Transit Authority, which we refer to as NYCTA. These projects were undertaken under a number of separate contracts. If the NYCTA were to significantly reduce the amount of business that it does with us or determine not to do business with us in the future, it would have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on timely and regular payments from our customers on ordinary course business terms. The failure of our top ten customers to pay on ordinary course business terms may have a material adverse effect on our business, financial condition and results of operations.

         Competition. The rail system services and products industry is highly competitive. Numerous companies provide services to transit authorities, construct and repair rail systems or sell related products or supplies, and some of these companies operate in more than one of these lines of business. Some of our competitors have greater resources than we have, may also provide a broad range of services and products, and may have sufficient bonding capacity and other resources to undertake large projects. Any inability to compete successfully against our existing and future competitors would have a material adverse effect on our business, financial condition and results of operations. Certain of our operating companies also provide electrical contracting services to non-rail industrial and commercial customers. While we believe that we currently compete effectively in the non-rail electrical contracting business, this industry is highly competitive and is served by small, owner-operated private companies, public companies and several large regional companies. Additionally, we could face competition in the future from other competitors entering our markets. The effect of us operating in Chapter 11 could also put us at a significant competitive disadvantage.

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

         Fixed Price Contracts. Fixed price contracts are typically awarded in the rail system services industry pursuant to a competitive bidding process. In compiling our bid on a particular project, we must estimate the time it will take to complete the project, along with the project's labor and supply costs. These costs may be affected by a variety of factors, some of which may be beyond our control. If we cannot accurately predict the costs of fixed price contracts, certain projects could have lower margins than anticipated or we could suffer losses on the projects. From time to time we may incur unanticipated additional contract costs for which we seek recovery from customers. Recovery of such amounts involves various uncertainties and may require extended periods of negotiation, litigation or other costs. As a result of these uncertainties, amounts ultimately realized from these contracts may not be known for a significant period following completion of a contract, and lower contract margins or losses may result. Lower margins and losses could have a material adverse effect on our business, financial condition and results of operations.

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

         Unionized Workforce. As of December 31, 2001, approximately 29.0% of our employees were covered under collective bargaining agreements. Approximately 11.0% of our employees were covered under our largest collectively bargaining agreement. We cannot assure you that future work stoppages will not affect us. In addition, labor agreements are generally negotiated on an industry-wide basis and the terms and conditions of future labor agreements could be beyond our control. We may be subject to terms and conditions in future labor agreements that could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $228.2 million of long-term debt under our revolving credit facility, term loan agreement and DIP Facility outstanding at December 31, 2001. All of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt could result in an approximately $1.1 million annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of our Company and our subsidiaries, together with the report thereon of Arthur Andersen LLP, dated March 15, 2002 and all Notes to such Consolidated Financial Statements are attached hereto as an exhibit and are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the subsections entitled "What is the Background of This Years Nominees?", "Who are the Directors Continuing in Office Until 2002?" and "Who are the Directors Continuing in Office Until 2003?" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated by reference for information regarding our directors.

         The information under the caption "Business Experience of Our Officers" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated herein by reference.

         The information under the caption "16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under (1) the caption "Election of Directors" in the subsection entitled "How are Directors Compensated?" and (2) the caption "Executive Compensation" in the subsections entitled "Summary Compensation Table" and "Employment Agreements" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated herein by reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Party Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held in May 2002 is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      1.       FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of our company and our subsidiaries and the Report of the Independent Auditors, are filed as part of this report:

         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended December
                  31, 2001, 2000 and 1999
         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended December
                  31, 2001, 2000 and 1999
         Report of Independent Public Accountants
         Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                     ADDITIONS
                                     BALANCE AT        COSTS        CHARGES TO
                                     BEGINNING          AND            OTHER                         BALANCE AT
DESCRIPTION                           OF YEAR         EXPENSES       ACCOUNTS     DEDUCTIONS(1)     END OF YEAR
-------------------------------      ----------       --------      ----------    -------------     -----------
Allowance for doubtful accounts

Year Ended December 31, 2001          $1,581          $13,740          $280         $(1,431)          $14,170
Year Ended December 31, 2000           1,990            3,277             0          (3,685)            1,581
Year Ended December 31, 1999             442            1,566             0             (18)            1,990

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

(B)      REPORTS ON FORM 8-K

         A current Report on Form 8-K, which included and reported "Other events" under item 5, was filed on January 22, 2002 and announced the resignation of Edward M. Cumberledge as a Vice President and the Chief Financial Officer of the Company and the election of Eric Schless as the acting Chief Financial Officer of the Company

         A current Report on Form 8-K, which included and reported "Other events" under item 5, was filed on March 26, 2002 and announced the Company's filing of a Plan of Reorganization in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) for itself and twenty-two of its domestic debtor subsidiaries.

(C)      See Item 14(a)(3) and separate Exhibit Index attached hereto.

(D)      See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 12, 2002


                                    RAILWORKS CORPORATION


                                    By:          /s/ John Kennedy
                                       ----------------------------------------
                                                   John Kennedy
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                       TITLE                                      DATE
          ---------                                       -----                                      ----

/s/ John Kennedy                         Chief Executive Officer and Director                    April 12, 2002
-----------------------------------      (Principal Executive Officer)
John Kennedy


/s/ Eric H. Schless                      acting Chief Financial Officer and Executive Vice       April 11, 2002
-----------------------------------      President
Eric H. Schless                          (Principal Accounting and Financial Officer)


/s/ Norman Carlson                       Chairman of the Board of Directors                      April 12, 2002
-----------------------------------
Norman Carlson


/s/ Scott D. Brace                       Director                                                April 12, 2002
-----------------------------------
Scott D. Brace



                                         Director
-----------------------------------
Ronald W. Drucker



/s/ Wayne F. Hall                        Director                                                April 12, 2002
-----------------------------------
Wayne F. Hall



/s/ Charles W. Hoppe                     Director                                                April 11, 2002
-----------------------------------
Charles W. Hoppe



                                         Director
-----------------------------------
R.C. Matney



                                         Director
-----------------------------------
Donald P. Traviss

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS
    -------                                    -----------------------

      3.1        Restated Certificate of Incorporation of the Company (incorporated by reference to            *
                 Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-53483)

      3.2        Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Registration               *
                 Statement on Form S-1, File No. 333-53483)

      3.3        Certificate of Designation of the Series A Convertible Preferred Stock                        *
                 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on
                 Form 8-K filed on October 14, 1998)

      4.1        Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to                *
                 Registration Statement on Form S-4, File No. 333-53483)

      4.2        Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to             *
                 Registration Statement on Form S-4, File No. 333-79649)

      4.3        Indenture dated as of April 7, 1999 among RailWorks Corporation, the Guarantors               *
                 named therein, and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4, File No. 333-79649)

      4.4        Form of 11 1/2% Senior Subordinated Notes due 2009 (incorporated by reference to              *
                 Exhibit 4.3 to Registration Statement on Form S-4, File No. 333-79649)

     10.1        Uniform Provisions for the Acquisition of Founding Companies
                 (incorporated by * Reference to Exhibit 10.1 to Registration
                 Statement on Form S-1, File No. 333-53483)

     10.2        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Wildcats Alpha-Keystone Company, Alpha-Keystone Engineering,
                 Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File No. 333-53483)

     10.3        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Bulldog Comtrak Company, Comtrak Construction, Inc. and the
                 stockholders named therein (incorporated by reference to Exhibit 10.3 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.4        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Cardinal Annex Railroad Builders Company, Annex Railroad
                 Builders, Inc. and the stockholders named therein (incorporated by reference to
                 Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-53483)

     10.5        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Huskies Condon Brothers Company, Condon Brothers Inc. and
                 the stockholders named therein (incorporated by reference to Exhibit 10.5 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.6        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Commodores Concrete Company, CPI
                 Concrete Products, Inc. and the stockholders named therein
                 (incorporated by reference to Exhibit 10.6 to Registration
                 Statement on Form S-1, File No. 333-53483)

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS
    -------                                    -----------------------

     10.7        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Nittany Lions McGinley Company, HP
                 McGinley Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.7 to Registration Statement on Form
                 S-1, File No. 333-53483)

     10.8        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Owls Kennedy Railroad Builders Company, Kennedy Railroad
                 Builders, Inc. and the stockholders named therein (incorporated by reference to
                 Exhibit 10.8 to Registration Statement on Form S-1, File No. 333-53483)

     10.9        Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Red Storm Comstock Company, Inc., L.K. Comstock & Company,
                 Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 333-53483)

     10.10       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Sycamores Midwest Construction Company, Midwest Construction
                 Services, Inc. and the stockholders named therein (incorporated by reference to
                 Exhibit 10.10 to Registration Statement on Form S-1, File No. 333-53483)

     10.11       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Bears Merit Company, Merit Railroad Contractors, Inc. and
                 the stockholders named therein (incorporated by reference to Exhibit 10.11 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.12       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Hoosier Mize Company, Mize Construction Company and the
                 stockholders named therein (incorporated by reference to Exhibit 10.12 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.13       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Husky New England Railroad Construction Company, New England
                 Railroad Construction Company Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1, File No.
                 333-53483)

     10.14       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Wolverines Northern Rail Services Company, Northern Rail
                 Service and Supply Company, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1, File No.
                 333-53483)

     10.15       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Big Orange Minnesota Company, Minnesota Railroad Service
                 Company and the stockholders named therein (incorporated by reference to Exhibit
                 10.15 to Registration Statement on Form S-1, File No. 333-53483)

     10.16       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Buckeye Railcorp, Inc., Railcorp Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, File No. 333-53483)

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS
    -------                                    -----------------------

     10.17       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Runnin' Rebels Railroad Service Company, Railroad Service,
                 Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1, File No. 333-53483)

     10.18       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Crusader Railroad Specialties Company, Railroad Specialties,
                 Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1, File No. 333-53483)

     10.19       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Screaming Eagle Wood Preserving Company, Southern Indiana
                 Wood Preserving Company, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1, File No.
                 333-53483)

     10.20       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Fighting Irish-US Railway Supply Company, U.S. Railway
                 Supply, Inc. and the stockholders named therein (incorporated by reference to
                 Exhibit 10.20 to Registration Statement on Form S-1, File No. 333-53483)

     10.21       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Spartans Trackworks Company, U.S. Trackworks, Inc. and the
                 stockholders named therein (incorporated by reference to Exhibit 10.21 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.22       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Mustang Smith Construction Company, Wm. A. Smith
                 Construction Co., Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, File No.
                 333-53483)

     10.23       Agreement and Plan of Reorganization dated as of May 21, 1998 by and between                  *
                 RailWorks Corporation, Longhorn Smith Rerailing Company, Wm. A. Smith Rerailing
                 Services, Inc. and the stockholders named therein (incorporated by reference to
                 Exhibit 10.23 to Registration Statement on Form S-1, File No. 333-53483)

     10.24       Stock Purchase Agreement by and between RailWorks Corporation, W.T. Byler and                 *
                 William Troy Byler dated as of October 1, 1999, incorporated by reference to
                 Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on November 5, 1999.

     10.25       Amended and Restated Employment Agreement between RailWorks Corporation and John G.           *
                 Larkin dated as of August 4, 1998 (incorporated by reference to Exhibit 10.1 to the
                 Registrant's Quarterly Report on Form 10-Q filed on September 11, 1998)

     10.26       Amended and Restated Employment Agreement between RailWorks Corporation and Michael           *
                 R. Azarela dated as of August 4, 1998 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on September 11, 1998)

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS
    -------                                    -----------------------

     10.27       Amended and Restated Employment Agreement between RailWorks Corporation and John              *
                 Kennedy dated as of August 4, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on September 11, 1998)

     10.28       Form of Employment Agreement between each Founding Company and Founding Company               *
                 Officer (incorporated by reference to Exhibit 10.28 to Registration Statement on
                 Form S-1, File No. 333-53483)

     10.29       Amended and Restated RailWorks Corporation 1998 Incentive Stock Plan effective                *
                 January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Registrant's
                 Quarterly Report on Form 10-Q filed on November 15, 1999)

     10.30       Indemnity and Cooperation Agreement dated as of April 3, 1997 between Spie                    *
                 Enertrans S.A., Comstock Group, Inc., L.K. Comstock & Company and LKC Acquisition
                 Corp., together with Memorandum of Understanding dated August 20, 1997 between Spie
                 Enertrans S.A., Comstock Group, Inc., L.K. Comstock & Company and LKC Acquisition
                 Corp. (incorporated by reference to Exhibit 10.30 to Registration Statement on Form
                 S-1, File No. 333-53483)

     10.31       Stock Purchase Agreement dated April 3, 1997 between Comstock Group, Inc. and LKC             *
                 Acquisition Corp., as amended (incorporated by reference to Exhibit 10.31 to
                 Registration Statement on Form S-1, File No. 333-53483)

     10.32       Contingent Promissory Note dated April 3, 1997 made by L.K. Comstock & Company,               *
                 Inc. to the order of Spie Enertrans S.A. (incorporated by reference to Exhibit
                 10.32 to Registration Statement on Form S-1, File No. 333-53483)

     10.33       Amended and Restated Credit Agreement dated as of August 5, 1999 among RailWorks              *
                 Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent, Bank of America,
                 N.A., as Canadian Administrative Agent and First Union National Bank, as
                 Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant's
                 Quarterly Report on Form 10-Q filed on November 15, 1999.

     10.34       Amendment No. 1 to the Amended and Restated Credit Agreement dated September 29,              *
                 1999 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors,
                 the Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent
                 and Bank of America, N.A., as Canadian Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999)

     10.35       Amendment No. 2 to the Amended and Restated Credit Agreement dated November 5, 1999           *
                 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the
                 Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent and
                 Bank of America, N.A., as Canadian Administrative Agent (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-4/A (File No. 333-90071)

     10.36       Amendment No. 3 to the Amended and Restated Credit Agreement dated January 25, 2000           *
                 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the
                 Lenders named therein, Bank of America Canada, as Canadian Administrative Agent and
                 Bank of America, N.A., as Domestic Administrative Agent (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on February
                 29, 2000)

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS

     10.37       Term Loan Agreement dated as of November 5, 1999 among RailWorks Corporation, as              *
                 Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders named herein, First Union National Bank, as Documentation Agent and Bank of America,
                 N.A., as Administrative Agent (incorporated by reference to Exhibit 10.37 to
                 Registration Statement on Form S-4/A (File No. 333-90071)

     10.38       Employment Agreement between RailWorks Corporation and Kenneth R. Burk dated as of            *
                 May 10, 1999 (incorporated by reference to Exhibit 10.1 to the Registrant's
                 Quarterly Report on Form 10-Q filed on May 14, 1999)

     10.39       Amendment dated August 4, 1999 to the Employment Agreement dated as of August 4,              *
                 1998 between RailWorks Corporation and Michael R. Azarela (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999)

     10.40       Amendment dated August 4, 1999 to the Employment Agreement dated as of August 4,              *
                 1998 between RailWorks Corporation and John G. Larkin (incorporated by reference to
                 Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November
                 15, 1999)

     10.41       Amendment No. 4 to the Amended and Restated Credit Agreement dated March 30, 2000             *
                 among RailWorks Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the
                 Lenders named therein, Bank of America, N.A., as Domestic Administrative Agent and
                 Bank of America, N. A., as Canadian Administrative Agent (incorporated by reference to Exhibit 10.41 to Registrant's Quarterly Report on Form 10-Q filed on May 12,
                 2000).

     10.42       Amended and Restated Credit Agreement dated April 28, 2000 among RailWorks                    *
                 Corporation, as Borrower, Certain Subsidiaries, as Guarantors, the Lenders named therein, First Union National Bank, as Documentation Agent, and Bank of America, N.
                 A., as Administrative Agent (incorporated by reference to Exhibit 10.42 to
                 Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000).

     10.43       Amended and Restated Security Agreement dated April 28, 2000 among the persons                *
                 identified thereinas Grantors and Bank of America, N. A., as Collateral Agent for
                 the Lenders (incorporated by reference to Exhibit 10.43 to Registrant's Quarterly
                 Report on Form 10-Q filed on May 12, 2000).

     10.44       Amended and Restated Pledge Agreement dated April 28, 2000 among the persons                  *
                 identified therein as Pledgors and Bank of America, N. A., as Collateral Agent for
                 the Lenders (incorporated by reference to Exhibit 10.44 to Registrant's Quarterly
                 Report on Form 10-Q filed on May 12, 2000).

     10.45       Amended and Restated Employment Agreement, dated January 1, 2000 between RailWorks            *
                 Corporation and Michael R. Azarela (incorporated by reference to Exhibit 10.45 to
                 Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000).

     10.46       Amended and restated Employment Agreement, dated January 1, 2000 between RailWorks            *
                 Corporation and John Larkin (incorporated by reference to Exhibit 10.46 to
                 Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000).

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS
    -------                                    -----------------------

     10.47       First Amendment dated December 13, 2000, to the Amended and Restated Credit                   *
                 Agreement dated April 28, 2000 among RailWorks Corporation, as Borrower, Certain
                 Subsidiaries, as Guarantors, the Lenders named therein, First Union National Bank, as Documentation Agent, and Bank of America, N. A., as Administrative Agent
                 (incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form
                 10-K filed on March 27, 2001).

     10.48       Second Amendment dated February, 2000, to the Amended and Restated Credit Agreement           *
                 dated April 28, 2000 among RailWorks Corporation, as Borrower, Certain
                 Subsidiaries, as Guarantors, the Lenders named therein, First Union National Bank, as Documentation Agent, and Bank of America, N. A., as Administrative Agent
                 (incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form
                 10-K filed on March 27, 2001).

     10.49       Amended and Restated Employment Agreement, dated March 1, 2001 between RailWorks              *
                 Corporation and Michael R. Azarela (incorporated by reference to Exhibit 10.49 to
                 Registrant's Quarterly Report on Form 10-Q filed on May 15, 2001).

     10.50       Amended and restated Employment Agreement, dated March 1, 2001 between RailWorks              *
                 Corporation and John Larkin (incorporated by reference to Exhibit 10.50 to
                 Registrant's Quarterly Report on Form 10-Q filed on May 15, 2001).

     10.51       Amendment No. 2, dated February 22, 2001, to the Amended and Restated Credit                  *
                 Agreement dated April 28, 2000 among RailWorks Corporation, as Borrower, Certain
                 Subsidiaries, as Guarantors, the Lenders named therein, First Union National Bank, as Documentation Agent, and Bank of America, N.A., as Administrative Agent
                 (incorporated by reference to Exhibit 10.51 to Registrant's Quarterly Report on
                 Form 10-Q filed on May 15, 2001).

     10.52       Asset Purchase Agreement between W. T. Byler Co., LP, RailWorks W. T. Byler, LP,              *
                 RailWorks Corporation, William Troy Byler and William Troy Byler, Jr., dated June
                 20, 2001 (incorporated by reference to Exhibit 10.52 to Registrant's Quarterly
                 Report on Form 10-Q filed on August 20, 2001).

     10.53       Separation Agreement between the Company and John G. Larkin, dated August 17, 2001            *
                 (incorporated by reference to Exhibit 10.53 to Registrant's Quarterly Report on
                 Form 10-Q filed on November 19, 2001).

     10.54       Separation Agreement between the Company and Michael R. Azarela, dated August 17,             *
                 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Quarterly Report on Form 10-Q filed on November 19, 2001).

     10.55       Debtor in Possession Financing Agreement, dated October 9, 2001, among the Company,           *
                 as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 10.55 to Registrant's Quarterly Report on Form 10-Q filed on
                 November 19, 2001).

     10.56       Debtor in Possession Transit Revolving Credit Agreement, dated October 5, 2001,               *
                 among the Company, as Borrower, Certain Subsidiaries of the Borrower, as
                 Guarantors, the Lenders party thereto and CSFB, as Administrative Agent
                 (incorporated by reference to Exhibit 10.56 to Registrant's Quarterly Report on
                 Form 10-Q filed on November 19, 2001).

    EXHIBIT
    NUMBER                                     DESCRIPTION OF EXHIBITS

     10.57       Transit Debtor in Possession Bond Facility, dated October 5, 2001, among the                  *
                 Company, as Borrower and Indemnitor, Certain Subsidiaries of the Borrower, as
                 Indemnitors, and Travelers Casualty & Surety Company of America (incorporated by reference to Exhibit 10.57 to Registrant's Quarterly Report on Form 10-Q filed on
                 November 19, 2001).

     10.58       Debtor in Possession Bond Support Credit Agreement, dated October 5, 2001, among              *
                 the Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the
                 Lenders party thereto, any Issuer party thereto and CSFB, as Administrative Agent
                 (incorporated by reference to Exhibit 10.58 to Registrant's Quarterly Report on
                 Form 10-Q filed on November 19, 2001).

     10.59       Debtor-in-Possession Transit Revolving Credit Agreement, dated as of October 5,               +
                 2001 and Amended and Restated as of March 8, 2002, among the Company, as Borrower,
                 Certain Subsidiaries of the Borrower, as Guarantors, the Lenders and Issuer party thereto and CSFB Global Opportunities Advisers, LLC, as Administrative Agent.

     10.60       Debtor-in-Possession Financing Agreement, dated as of March 5, 2002, among the                +
                 Company, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, the
                 Lenders Party thereto, and Bank of America, N.A., as Administrative Agent.

     12.1        Statement of Computation of Ratios                                                            +

     21.1        List of Subsidiaries                                                                          +

     23.1        Consent of Independent Public Accountant                                                      +

     99.1        Stock Exchange Agreement dated October 8, 1998 between the Registrant and BT Alex.            *
                 Brown Incorporated (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on
                 October 14, 1998)

     99.2        Consolidated Financial Statements of Registrant, together with the report thereon             +
                 of Arthur Andersen LLP, dated March 15, 2002 and all Notes to such Consolidated
                 Financial Statements.

     99.3        Letter to the Securities and Exchange Commission regarding representations made by            +
                 Arthur Andersen related to the audit.

         *        Previously filed; incorporated herein by reference.
         +        Filed herewith