Form 10-K/A
period 2001-12-31
RAILWORKS CORP
filed 2002-04-30
CIK 1061857

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM_____________ TO ____________

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE:

         This Amendment No. 1 to the Annual Report on Form 10-K of RailWorks Corporation is being filed to include the Part III information as RailWorks Corporation is not filing its Proxy Statement on or before April 30, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers, including their ages, are as follows as of April 26, 2002:

               Name                               Age                   Position
               ----                               ---                   --------

Norman Carlson(1)(2)(3)(4)................         59      Non-executive Chairman of the Board
John Kennedy(1)...........................         64      Chief Executive Officer and Director
Eric H. Schless...........................         47      Chief Financial Officer and Executive Vice President
Scott D. Brace............................         46      Director
William R. Donley.........................         45      Vice President - Rail Products and Services Group
Ronald W. Drucker(1)(2)(3) ...............         60      Director
Wayne F. Hall(3) .........................         58      Director
Charles W. Hoppe(1)(2)(4).................         66      Director
R.C. Matney...............................         64      Director
C. William Moore..........................         54      Vice President - Transit Systems Group
John P. Nuzzo.............................         54      Senior Vice President - Administration
Donald P. Traviss(2)(4) ..................         57      Director
Robert D. Wolff...........................         59      Vice President - Track Systems Group

---------
(1)  Member of the Executive Committee of our Board of Directors.

(2)  Member of the Compensation Committee of our Board of Directors.

(3)  Member of the Audit Committee of our Board of Directors.

(4)  Member of the Nominating Committee of our Board of Directors.

         Norman Carlson, 59, has been a director of our company since May 2001 and the non-executive Chairman of the Board since August 2001. Mr. Carlson has been the President of Carlson Consulting International LLC since September 1, 2000. Mr. Carlson was a partner at Arthur Andersen LLP from April 1, 1980 until August 31, 2000. During his last 10 years at Arthur Andersen LLP, Mr. Carlson was the Worldwide Managing Director of its Transportation Industry Practice.

         John Kennedy, 64, has served as chief executive officer of our company since June 2001, as vice president, secretary and a director of our company since its inception in March 1998, and as vice president-business development since July 1999. From January 1999 to July 1999, he was vice president and chief operating officer-track contractors and from March 1998 to January 1999, he was chief operating officer of our company. Mr. Kennedy has served as president of Kennedy Railroad Builders, Inc., a company that we acquired, from June 1965 to February 1998, as president of Railcorp, Inc. from April 1986 to February 1998 and as principal of Alpha-Keystone Engineering, Inc. from January 1996 to February 1998. From 1980 to 1988, Mr. Kennedy served as an elected member of the Pennsylvania House of Representatives.

         Eric H. Schless, 47, has served as acting chief financial officer and acting executive vice president of our company since December 2001. From 1999 to 2001 he was a managing director of Bear Stearns & Co. From 1994 to 1999 he was managing director of Schroder & Co.

         Scott D. Brace, 46, has served as a director and a senior operations executive of our company since completion of our initial public offering of common stock in August 1998. For more than twenty years prior the date of our initial public offering, Mr. Brace was employed by Railroad Service, Inc., one of our founding companies, holding a variety of progressively more responsible positions; ultimately becoming part owner and Vice President - Operations. In addition, Mr. Brace has been a director of the National Railroad Construction and Maintenance Association since 1991 and currently serves as its chairman.

         William R. Donley, 45, has served as vice president of our company and head of the rail product and services group since April 1999. From April 1998 to April 1999 he was vice president - manufacturing and supply. From 1996 to 1998 he was vice president of Koppers Industries Inc.

         Ronald W. Drucker, 60, has been a director of our company since June 1998. Mr. Drucker has been an independent consultant on transportation and technology issues since May 1992. From September 1966 to April 1992, Mr. Drucker served in various capacities for CSX Corporation and certain of its subsidiaries, including chief engineer, senior vice president for transportation and president and chief executive officer of CSX Rail Transport. Additionally, from December 1989 to October 1997, he was the chairman of the board of Encompass, a global logistics information partnership. Mr. Drucker also serves on the board of directors of SunTrust Bank, North Florida, The Cooper Union for the Advancement of Science and Art, Landstar System, Inc., Jacksonville University, the National Defense Transportation Association and the New World Symphony Orchestra.

         Wayne F. Hall, 58, has been a director of our company since May 2001. Mr. Hall is vice chairman of Black & Veatch Holding Company. He served as president and chief executive officer of BV Pritchard, Inc. from 2000 to 2001 and was chief financial officer of Black & Veatch Holding Company from 1991 to 2000. Mr. Hall has more than 28 years of senior financial and operating management experience in engineering and construction related industries. Mr. Hall is a Certified Public Accountant. a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and Financial Executives Institute. He holds a Bachelor of Science degree in accounting from California State Polytechnic University in San Luis Obispo, California and completed the Columbia University Graduate School of Business Senior Executive Program in 1997. He presently serves on the Business Administration Advisory Committee of the Johnson County Community College and on the Emporia State University School of Business Council of Advisors. Current directorships include our company, EPT DownREIT II, Inc., Megaplex Four, Inc. and Theatre Sub, Inc.

         Charles W. Hoppe, 66, has been a director of our company since May 2001. Mr. Hoppe has been the President of Charles W. Hoppe, Inc. since September 1996. From August 1994 to July 1996 Mr. Hoppe was vice president of Mercer Management Consulting.

         R.C. Matney, 64, has been a director of our company since June 1998. Mr. Matney has been president, chairman of the board and chief executive officer of Mark VII Transportation Company, Inc. since he founded the company in August 1987. From March 1985 to December 1988, he served as president of American President Distribution Services, Inc. Prior to March 1985, Mr. Matney was the president of the Surface Transportation Group of Brae Corporation from October 1980 to March 1985. Mr. Matney is a former member of the Intermodal Freight Committee of the National Transportation Research Board.

         C. William Moore, 54, has served as vice president of our company and head of the transit systems group since September 1999. He has also served as the president and chief executive officer of L. K. Comstock & Company, Inc. since April 1999. From 1991 to April 1999 he was the principal of Peninsula Associates, a consulting firm which he founded.

         John P. Nuzzo, 54, has served as senior vice president - administration since November 2000. From August 1998 to November 2000 he was the vice president - risk management. From November 1992 to August 1998 he was vice president - administration of L. K. Comstock & Company, Inc.

         Donald P. Traviss, 57, has been a director of our company since July 1999. Mr. Traviss has been president and chief executive officer of Envirotrol, Inc., a private specialty chemicals and services company, since 1998. He was chief executive officer of Koppers Industries, Inc. from March 1996 to June 1997 and was president, chief operating officer and a non-voting director of Koppers from November 1994 to June 1997. Mr. Traviss had previously served as vice president, refining and petrochemicals at Universal Oil Products, from 1992 to 1994. Prior to 1992, he was vice president at its engineered products group. From 1985 to 1988, Mr. Traviss served as vice president, engineering products and processes at Union Carbide Corporation.

         Robert D. Wolff, 59, has served as vice president of our company and head of the track systems group since July 1999. From January 1999 to July 1999 he was vice president of Western Track Construction & Maintenance. From 1997 to January 1999 he was the chief executive officer of Midwest Railroad Construction & Maintenance Corporation of Wyoming which we acquired.

         The company's Board of Directors is divided into three classes, each of which will serve a term of three years, with one class being elected each year. Each of the Company's directors has been elected to serve until his successor has been elected and duly qualified. The terms of the Class I directors: John Kennedy, Ronald W. Drucker, Charles W. Hoppe and Wayne F. Hall, will expire at the annual meeting of shareholders in 2002; the terms of the Class II directors: Donald P. Traviss and Norman Carlson, will expire at the annual meeting of shareholders in 2003; the terms of the Class III directors:
Scott D. Brace and R.C. Matney, will expire at the annual meeting of shareholders in 2004.

         The Board of Directors has an Executive Committee comprised of Norman Carlson, John Kennedy, Ronald W. Drucker and Charles W. Hoppe. During intervals between meetings of the Board, the Executive Committee may exercise all of the powers of the Board granted by law to the Board in the management of the business affairs of RailWorks but shall not have the power to amend or repeal any resolution of the Board that by its terms shall not be subject to amendment or repeal by the Executive Committee.

         The Board of Directors has a Compensation Committee comprised of Norman Carlson, Ronald W. Drucker, Charles W. Hoppe and Donald P. Traviss each of whom were "non-employee directors" during 2001 within the meaning established for this term by Rule 16b-3 of the Securities Exchange Act of 1934. The compensation committee is responsible for:

         - establishing salaries, incentives and other forms of compensation for senior officers of our company,

         - administering our company's incentive, compensation and benefit plans, and

         -        recommending policies relating to such plans.

         The Board of Directors has an Audit Committee comprised of Norman Carlson, Ronald W. Drucker and Wayne F. Hall all of whom, being non-employee directors during 2001 and having been Chief Executive Officers of major companies or in the case of Norman Carlson, a former partner in an international accounting firm, are independent, financially literate and possess the requisite financial expertise to successfully discharge their responsibilities as members of the audit committee, as required under the Audit Committee Charter. The audit committee recommends to the board of directors, subject to shareholder ratification, the appointment of the Company's independent accountants.

         The Board of Directors also has a Nominating Committee comprised of Norman Carlson, Charles W. Hoppe and Donald P. Traviss which recommends to the Board nominations for Directors of the Company and which Directors should be selected for membership on various committees of the Board.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to us, with respect to each such person's beneficial ownership of our equity securities. Based solely upon a review of the copies of such reports furnished to us and certain representations of such persons, we believe that all such filings were timely made during 2001, with the exception of an Initial Statement of Beneficial Ownership of Securities on Form 3 which was not filed by Eric H. Schless by December 31, 2001 because of an oversight by Mr. Schless. An Annual Statement of Beneficial Ownership of Securities on Form 5 was subsequently filed by Mr. Schless on February 19, 2002.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

         The following table provides a summary of compensation for each of the three years ended December 31, 2001, 2000 and 1999 with respect to the person serving as RailWork's Chief Executive Officer during the year ended December 31, 2001, each of RailWork's four other most highly compensated executive officers during the year ended December 31, 2001 who were serving in that capacity as of December 31, 2001 and whose annual salary and bonus during the year ended December 31, 2001 exceeded $100,000, the Chief Executive Officer who was not employed by RailWorks on December 31, 2001 and one executive officer who was not employed by RailWorks on December 31, 2001 but who would have been included had he been employed on such date (collectively the "Named Officers")

                                                                                                     LONG-TERM
                                                                                                COMPENSATION AWARDS
                                                                                   ---------------------------------------------
                                                                                      OTHER
                                              ANNUAL COMPENSATION(1)                  ANNUAL         SECURITIES       ALL OTHER
                                      --------------------------------------       COMPENSATION     UNDERLYING      COMPENSATION
  NAME AND PRINCIPAL POSITION         YEAR        SALARY ($)    BONUS ($)(2)         ($)(3)         OPTIONS (#)       ($) (2)
---------------------------------     ----       -----------    ------------       ------------     -----------     ------------

John Kennedy                          2001       $235,416.74    $        --           $   --            --         $  4,895.43(4)
Chief Executive Officer(*)            2000         79,166.73             --               --            --            4,474.03(5)
                                      1999        100,000.00      17,500.00               --            --           74,946.00(6)

John G. Larkin                        2001       $216,666.57    $        --           $   --            --         $ 10,948.10(7)
Former Chairman and Chief             2000        325,000.00     175,000.00               --            --           18,394.00(8)
Executive Officer(**)                 1999        304,166.00      25,000.00               --            --          440,351.00(9)

C. William Moore                      2001       $225,000.00    $ 61,250.00           $   --            --         $ 15,395.34(10)
Vice President - Transit              2000        206,250.51             --               --            --           14,590.33(11)
Systems Group                         1999        133,333.70             --               --            --            5,200.00(12)

Robert D. Wolff                       2001       $175,000.00    $ 42,500.00           $   --            --         $ 14,974.96(13)
Vice President - Track                2000        181,875.17      35,000.00               --            --            9,487.54(14)
Systems Group                         1999        140,038.54             --               --            --            5,360.16(15)

Michael R. Azarela                    2001       $199,999.88    $        --           $   --            --         $ 12,627.02(16)
Former President and Chief            2000        281,250.00        130,000               --            --           16,750.00(17)
Operating Officer(***)                1999        243,750.00         25,000               --            --          112,437.00(18)

William R. Donley                     2001       $175,000.00    $ 27,500.00           $   --            --         $  6,454.14(19)
Vice President - Rail                 2000        156,249.99      35,000.00               --            --            5,120.05(20)
Products and Services Group           1999        105,768.99             --               --            --                  --


John P. Nuzzo                         2001       $168,333.03    $    23,000           $   --            --         $ 13,609.43(21)
Senior Vice President-                2000        153,750.00         35,000               --            --           80,300.00(22)
Administration                        1999        150,000.00         15,000               --            --           12,179.00(23)

*        John Kennedy became Chief Executive Officer on June 5, 2001.
** John G. Larkin resigned as (i) Chief Executive Officer on June 5, 2001 and (ii) as Chairman of the Board on August 17, 2001.
*** Michael R. Azarela resigned as President and Chief Operating Officer on August 17, 2001.
(1) The aggregate amount of perquisites and other personal benefits has been omitted because it did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2) Represents amount paid during the indicated fiscal year for performance during the prior fiscal year.

(3) Restricted stock holdings are valued in the table set forth below at their fair market value based on the per share closing price of our common stock as reported on the OTC Bulletin Board as of December 31, 2001 ($0.16 per share):

                               NUMBER OF            VALUE ON
             NAME          RESTRICTED SHARES    DECEMBER 31, 2001
         --------------    -----------------    -----------------
         John P. Nuzzo           13,250             $2,120.00

(4) Represents $25.38 in co-paid FICA, $120 in life insurance premiums, $759.96 in LTD premiums and $5,250 in 401(k) contributions.

(5) Represents $119.03 in co-paid FICA, $1,980 in group life insurance and $2,375 in 401(k) contributions.

(6) Represents $71,060 in forgiveness of interest accrued on the loan described in "Certain Relationships and Related Party Transactions - Loans to Officers" beginning on page 9 of this Amendment No. 1 to the Annual Report on Form 10-K, $1,136 in co-paid FICA and $2,750 in 401(k) contributions.

(7) Represents $6,288.11 in co-paid FICA, $780 in life insurance premiums, $479.97 in LTD premiums and $3,400.02 in 401(k) contributions.

(8) Represents $12,154 in FICA, $990 in life insurance premiums and $5,250 in 401(k) contributions.

(9) Represents $413,784 in forgiveness of interest accrued on the loan described in "Certain Relationships and Related Party Transactions - Loans to Officers" beginning on page 9 of this Amendment No. 1 to the Annual Report on Form 10-K, $15,484 in FICA and $11,083 in 401(k) contributions.

(10) Represents $7,800 in car allowance, $25.38 in co-paid FICA, $1,560 in life insurance premiums, $759.96 in LTD premiums and $5,250 in 401(k) contributions.

(11) Represents $7,800 in car allowance, $22.33 in co-paid FICA, $1,518 in group life insurance and $5,250 in 401(k) contributions.

(12)     Represents $5,300 in car allowance.

(13) Represents $7,800 in car allowance, $1,260 in life insurance premiums, $665.04 in LTD premiums and $5,249.92 in 401(k) contributions.

(14) Represents $4,800 in health insurance and $4,687.54 in 401(k) contributions.

(15) Represents $4,800 in health insurance and $560.16 in 401(k) contributions.

(16) Represents $6,267.05 in co-paid FICA, $780 in life insurance premiums, $479.97 in LTD premiums and $5,100 in 401(k) contributions.

(17) Represents $10,840 in FICA, $660 in life insurance premiums and $5,250 in 401(k) contributions.

(18) Represents $92,051 in forgiveness of interest accrued on the loan described in "Certain Relationships and Related Party Transactions - Loans to Officers" beginning on page 9 of this Amendment No. 1 to the Annual Report on Form 10-K, $9,851 in FICA, $660 in life insurance premiums and $9,875 in 401(k) contributions.

(19) Represents $8.27 in co-paid FICA, $1,260 in life insurance premiums, $665.04 in LTD premiums and $4,520.83 in 401(k) contributions.

(20) Represents $8.38 in co-paid FICA, $570 in group life insurance and $4,541.67 in 401(k) contributions.

(21) Represents $6,744.43 in co-paid FICA, $1,188 in life insurance premiums, $627 in LTD premiums and $5,050 in 401(k) contributions.

(22) Represents $66,875 in forgiveness of the loan described in "Certain Relationships and Related Party Transactions - Loans to Officers" beginning on page 9 of this Amendment No. 1 to the Annual Report on Form 10-K, $7,584 in FICA, $1,228 in life insurance premiums and $4,612 in 401(k) contributions.

(23) Represents $3,543 in interest forgiveness, $32 in FICA, $1,104 in life insurance premiums and $7,500 in 401(k) contributions.

                   OPTION/SAR EXERCISES AND OPTION/SAR VALUES

         The following table summarizes option grants during fiscal 2001 to the executive officers named in the Summary Compensation Table, and the value of the options held by such persons at the end of fiscal 2001. No SARs were granted or exercised during fiscal 2001.

                                            NUMBER OF SECURITIES UNDERLYING
                                                UNEXERCISED OPTIONS/SARS         VALUE OF UNEXERCISED IN-THE-MONEY
                                                   AT DEC. 31, 2001.               OPTIONS/SARS AT DEC. 31, 2001.
NAME                                          (EXERCISABLE/UNEXERCISABLE)           (EXERCISABLE/UNEXERCISABLE)
----                                        -------------------------------      ---------------------------------

John Kennedy                                              0/0                                    0/0
John G. Larkin                                       25,000/75,000                               0/0
Michael R. Azarela                                   25,000/75,000                               0/0
C. William Moore                                    81,250/43/,750                               0/0
Robert D. Wolff                                     81,250/43/,750                               0/0
William R. Donley                                   81,250/43/,750                               0/0
John P. Nuzzo                                        27,500/32,500                               0/0

                 EMPLOYMENT AGREEMENTS AND SEVERANCE AGREEMENTS

         We have employment agreements with each of the current employed Named Executives. Each of these agreements expires in less than two years and will continue on a year-to-year basis thereafter unless terminated by either party, except for John Kennedy, Chief Executive Officer, whose one year term commenced as of June 1, 2001 and expires May 31, 2002. Each agreement is terminable by us with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of six months during any consecutive 12-month period or by the employee. The agreements provide that such Named Executive will receive a specified annual base salary (subject to merit increases) and will participate in our annual incentive plan at levels to be decided by our management. Each agreement also contains noncompetition, nonsolicitation and confidential information provisions.

         We have also entered into employment agreements with certain key employees and certain other employees who were employees of companies acquired by our company. These agreements generally expire on the second anniversary of their execution and automatically renew for successive one-year terms until either party gives 90 days written notice of termination of the agreement. Each agreement is terminable by us with or without cause or upon the employee's death or inability to perform his duties on account of a disability for a period of six months during any consecutive 12-month period or by the employee. Each agreement provides for an annual base salary and participation in our Annual Incentive Plan. Furthermore, each agreement provides that the salary will be adjusted after the initial term of the agreement to reflect the employee's duties and responsibilities.

         On August 17, 2001 we entered into separation agreements with John G. Larkin and Michael R. Azarela. Under the separation agreements, we agreed (i) to pay Messrs. Larkin and Azarela their base salary through June 30, 2002 and to not object to or contest a claim by either one of them with respect to such salary if we entered into bankruptcy proceedings, (ii) to pay the cash equivalent of their accrued unused vacation time through the date thereof, and
(iii) to furnish them and their dependents health insurance benefits and life insurance for a period of twelve months . In addition, we cancelled the outstanding principal balance and accrued interest on their non-recourse loans by foreclosing on our stock which was held by us as collateral. As a result of the bankruptcy, we are not making any payments under these agreements.

DIRECTORS COMPENSATION

                               CASH COMPENSATION

         Directors who are not employees of our company receive a fee of $3,750 per calendar quarter, $2,500 per board meeting attended and $1,000 per standing committee meeting attended. Directors who are also employees of our company are not separately compensated for their service as directors. All directors are reimbursed for their out-of-pocket expenses in attending meetings. In addition, directors who serve on a special committee may receive additional compensation as specified by the full Board of Directors at the time of establishment of a special committee.

         During 2001, Norman Carlson received $57,500 in fees from RailWorks as compensation for services other than for board service, benefits under a tax-qualified retirement plan, or non-discretionary compensation. During 2002, Mr. Carlson has already received approximately $60,000 in fees from RailWorks as compensation for services other than for board service, benefits under a tax-qualified retirement plan, or non-discretionary compensation. In light of the extent of the services rendered by Mr. Carlson to RailWorks, it is anticipated Mr. Carlson will resign shortly from the Audit Committee, the Compensation Committee and the Nominating Committee.

                                    OPTIONS

         We have granted our non-employee directors the following stock options:

         - Messrs. Drucker and Matney were granted options to purchase 10,000 shares of our common stock on August 4, 1998. These options are exercisable at $12.00 per share in 25% increments on August 4 of each of 1999, 2000, 2001 and 2002. These options expire on August 4, 2008.

         - Messrs. Drucker, Matney and Traviss were granted options to purchase 10,000 shares of our common stock on August 23, 1999. These options are exercisable at $10.00 per share in 25% increments on August 23 of each of 1999, 2000, 2001 and 2002. These options expire on August 23, 2009.

         - Messrs. Drucker, Matney and Traviss were granted options to purchase 5,000, 5,000 and 10,000 shares, respectively, of our common stock on January 12, 2001. These options are exercisable at $2.4375 per share in 25% increments on January 12 of each of 2001, 2002, 2003 and 2004. These options expire on January 11, 2011.

         - Messrs. Carlson, Hall and Hoppe were each granted options to purchase 10,000 shares of our common stock on May 7, 2001. These options are exercisable at $1.89 per share in 25% increments on May 7 of each of 2001, 2002, 2003 and 2004. These options expire on May 7, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth, to the best of our knowledge, as of March 15, 2002, information with respect to the beneficial ownership of the Common Stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation" on page 4 of this Amendment No. 1 to the Annual Report on Form 10-K, (iii) all executive officers and directors as a group and (iv) owners of 5% or more of our Common Stock. Under the rules of the SEC, a person "beneficially owns" securities if that person has or shares the power to vote or dispose of the securities. The person also "beneficially owns" securities which that person has the right to purchase within 60 days. Except as shown in the table, the shareholders named below have the sole power to vote or dispose of the shares shown as beneficially owned by them.

                                                                                      TOTAL
                                                                                    BENEFICIAL
NAME                                             SHARES            OPTIONS(1)        OWNERSHIP    PERCENTAGE(2)
----                                             ------            ----------       ----------    -------------

Michael R. Azarela                              401,012              25,000            426,012        3.0%
John Kennedy                                    404,021                  --            404,021        2.8%
Scott D. Brace                                  200,093               5,000            205,093        1.4%
William R. Donley                                    --              81,250             81,250          *
C. William Moore                                     --              81,250             81,250          *
John P. Nuzzo                                    40,651              27,500             68,151          *
John G. Larkin                                       --              25,000             25,000          *
Ronald W. Drucker                                    --              20,000             20,000          *
R. C. Matney                                         --              20,000             20,000          *
Donald P. Traviss                                    --              12,500             12,500          *
Norman Carlson                                       --               2,500              2,500          *
Wayne F. Hall                                        --               2,500              2,500          *
Charles W. Hoppe                                     --               2,500              2,500          *
All executive officers and directors
as a group (13 persons)                       1,045,777             305,000          1,350,777        9.2%
Deutsche Bank Securities Inc.(3)              1,423,500                  --          1,423,500        9.9%

*        Less than one percent.

(1) Options which are exercisable on the record or within 60 days thereafter.

(2) Based on an aggregate of 14,383,551 shares of common stock issued and outstanding on March 15, 2002, plus, for each person:

         - the number of shares of common stock issuable upon conversion of shares of Series A convertible preferred stock beneficially owned by such person, and

         - the number of shares of common stock issuable upon exercise of outstanding stock options that are or will become exercisable prior to May 14, 2002.

(3)      Represents:

         -        53,500 shares of outstanding common stock, and

         - 1,370,000 shares of common stock issuable upon conversion of 13,700 shares of Series A convertible preferred stock.

Each share of Series A convertible preferred stock is convertible at any time into 100 shares of common stock, subject to some exceptions. Conversion is prohibited if, after the conversion, Deutsche Bank Securities Inc. (formerly BT Alex. Brown Incorporated) would own 5% or more of our common stock. The address of Deutsche Bank Securities Inc. is 130 Liberty Street, New York, New York 10006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below is a description of certain transactions and relationships between our company and certain executive officers, directors and principal stockholders of our company.

                               LOANS TO OFFICERS

         Pursuant to terms of employment agreements, we made non-recourse loans to certain of our executive officers to cover income taxes due with respect to grants of restricted common stock. The underlying restricted stock is the only collateral for such non-recourse loans. The executive officers listed below are those who currently have such loans outstanding:

EXECUTIVE                           ORIGINAL PRINCIPAL ($)                         DUE DATE(S)
---------                           ----------------------                --------------------------------

John Kennedy(1)                           834,047                         June 30, 2005, December 31, 2005
Harold Kropp, Jr.(1)                      838,056                         June 30, 2005, December 31, 2005
John P. Nuzzo                              36,707                                       (2)

(1) By resolution of the Compensation Committee of the Board of Directors adopted on February 9, 2000, if there is a change of control, the outstanding principal balance and accrued interest on these loans will be forgiven and a payment will be made to offset the income tax effect of the loan forgiveness.

(2) By resolution of the Compensation Committee of the Board of Directors adopted on February 9, 2000, the outstanding principal balance and accrued interest on this loan was forgiven and a payment to offset the income tax effect of loan forgiveness was authorized.

         RailWorks Track Systems, Inc. pays a monthly lease payment of $5,300 per month for property in Lakeville, MN, and storage space in Fargo, ND to B&M Company. B&M Company is owned by Scott D. Brace, a director of the Company, and Jeannett C. Brace, his mother.

         Pursuant to the separation agreements described in "Employment Agreements and Severance Agreements" on page 6 of this Amendment No. 1 to the Annual Report on Form 10-K, the Company cancelled the outstanding principal balance and accrued interest in the amount on the loans of Messrs. Larkin and Azarela.

                                   SIGNATURES

         Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 30, 2002


                                             RAILWORKS CORPORATION

                                             By:      /s/ John Kennedy
                                                -------------------------------
                                                         John Kennedy
                                                    Chief Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBITS
-------                                    -----------------------

10.61       Amended and Restated Employment Agreement, dated January 1, 2000, between RailWorks           +
            Corporation and John Kennedy.

10.62       Amendment dated August 30, 2000 to the Amended and Restated Employment Agreement,
            dated January 1, 2000, between RailWorks Corporation and John Kennedy.                        +

10.63       Amended and Restated Employment Agreement, dated March 1, 2001, between RailWorks             +
            Corporation and John Kennedy.

10.64       Amendment dated June 26, 2001 to the Amended and Restated Employment Agreement,
            dated March 1, 2001, between RailWorks Corporation and John Kennedy.                          +

   +        Filed herewith.