Form 10-Q
period 2002-03-31
RAILWORKS CORP
filed 2002-05-15
CIK 1061857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-24639

RAILWORKS CORPORATION
(Exact name of registrant as specified in its governing instrument)

Delaware (State of Organization)	58-2382378 (IRS Employer Identification No.)

6225 Smith Avenue, Suite 200, Baltimore, Maryland (Address of principal executive office)	21209 (Zip Code)

(Registrant’s telephone number, including area code) (410) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

14,383,551 shares of Common Stock were outstanding as of May 1, 2002.

PART I. — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(in thousands, except share and per share data)

	(Unaudited)
ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$2,105	$2,830
Accounts receivable, net of allowance for doubtful accounts of $14,240 and $14,170, respectively	157,321	174,429
Costs and estimated earnings in excess of billings on uncompleted contracts	38,902	40,693
Inventories:
Raw materials	10,298	10,192
Finished goods	15,091	12,578
Other current assets	11,108	12,250

Total current assets	234,825	252,972

PROPERTY, PLANT AND EQUIPMENT, NET	49,904	50,963

OTHER ASSETS:
Excess of cost over net assets acquired, net of amortization	204,721	204,812
Other	8,622	9,106

Total other assets	213,343	213,918

TOTAL	$498,072	$517,853

	LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise:
Current Liabilities:
Cash overdraft	$1,162	$2,995
Current maturities of long-term debt	50,169	41,523
Accounts payable	35,281	30,341
Accrued payroll and related withholdings	7,064	6,650
Accrued interest payable	1,070	477
Billings in excess of costs and estimated earnings on uncompleted contracts	16,281	13,809
Other accrued liabilities	16,324	15,865

Total current liabilities	127,351	111,660

Long-term debt, net of current maturities	332	346
Deferred tax liability	548	551
Excess of acquired net assets over cost, net of amortization	—	5,323
Other liabilities	4,801	4,978

Total long-term liabilities	5,681	11,198

Total liabilities not subject to compromise	133,032	122,858
Liabilities subject to compromise	434,672	455,065

Total liabilities	567,704	577,923

Minority interest	1,784	1,749
Stockholders’ Deficit:
Series A, convertible preferred stock, $1.00 par value, authorized 10,000,000 shares, 13,700 shares issued and outstanding	14	14
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,512,585 shares issued and 14,383,551 outstanding at March 31, 2002 and December 31, 2001	155	155
Treasury Stock	(2,667)	(2,667)
Officer Loans, net	(1,876)	(1,876)
Additional paid-in capital	136,572	136,572
Accumulated other comprehensive loss	(2,157)	(1,969)
Retained deficit	(201,457)	(192,048)

Total stockholders’ deficit	(71,416)	(61,819)

TOTAL	$498,072	$517,853

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(in thousands, except share and per share data)

	(Unaudited)
	2002	2001

Revenue	$111,278	$170,388
Costs of revenue	99,945	140,278

Gross profit	11,333	30,110
Selling, general and administrative expenses	17,762	18,754
Restructuring and other unusual charges	—	232

Operating income (loss)	(6,429)	11,124

Interest expense	(2,450)	(10,235)
Interest and other (expense) income, net	170	(237)

Income (loss) before reorganization items, income taxes, minority interest and effect of change in accounting principle	(8,709)	652
Reorganization items	(6,110)	—

Income (loss) before income taxes, minority interest and effect of change in accounting principle	(14,819)	652
Provision (benefit) for income taxes	(88)	500

Income (loss) before minority interest and effect of change in accounting principle	(14,731)	152
Minority interest, net of tax	(1)	—

Net income (loss) before effect of change in accounting principle	(14,732)	152
Effect of change in accounting principle, net of tax	5,323	—

Net income (loss)	$(9,409)	$152

Basic earnings (loss) per share before effect of change in accounting principle	$(1.02)	$0.01
Basic earnings per share from effect of change in accounting principle	0.37	—

Basic earnings (loss) per share	$(0.65)	$0.01

Diluted income (loss) per share before effect of change in accounting principle	$(1.02)	$0.01
Diluted earnings per share from effect of change in accounting principle	0.37	—

Diluted earnings (loss) per share	$(0.65)	$0.01

Weighted average shares used in computing basic income (loss) per share	14,383,551	15,369,759

Weighted average shares used in computing diluted income (loss) per share	14,383,551	16,781,976

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(in thousands)

	(Unaudited)
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($9,409)	$152
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,278	5,244
Effect of change in accounting principle	(5,323)	—
Minority interest	1	—
Bond discount amortization	—	18
Loss (gain) on sale of equipment	60	(114)
Loss on sale of subsidiary	—	612
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	18,898	(6,963)
Inventories	(3,007)	(1,509)
Other current assets	1,142	(892)
Accounts payable	(15,121)	(1,163)
Accrued payroll and related withholdings	414	4,453
Accrued interest payable	593	4,565
Billings in excess of costs and estimated earnings on uncompleted contracts	2,472	(2,272)
Other accrued liabilities	1,292	1,440
Other assets	477	851
Other liabilities	(182)	(674)

Net cash provided by (used in) operating activities	(4,415)	3,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	292	248
Purchase of equipment and leasehold improvements	(2,215)	(3,709)
Proceeds from sale of subsidiary	—	9,140
Distribution from minority interest	34	—
Contingent earn-out payments	(969)	(545)

Net cash provided by (used in) investing activities	(2,858)	5,134

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	(1,833)	(7,403)
Net activity on revolving line of credit	(500)	2,571
Payment of loan origination fees	—	(46)
Net change in debtor-in-possession funding	9,155	—
Proceeds from fixed asset borrowings	—	267
Repayments of fixed asset borrowings	(211)	(2,308)
Repayments of term loan	—	(4,722)
Repayments of sellers notes	—	(2,825)

Net cash provided by (used in) financing activities	6,611	(14,466)

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS	(63)	(502)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(725)	(6,086)
CASH AND CASH EQUIVALENTS, beginning of period	2,830	7,138

CASH AND CASH EQUIVALENTS, end of period	$2,105	$1,052

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     On September 20, 2001, RailWorks Corporation and twenty-two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (See Note 2). The Company’s ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession (“DIP”) financing and the ability to generate sufficient cash flow from operations and financing arrangements to fund ongoing operations. There can be no assurance that the Company will be able to confirm a plan or comply with the terms of the DIP Facility. As of May 1, 2002, the amount outstanding under the Company’s Transit Revolver (as defined below) totaled $45.0 million, the maximum amount permitted under the facility, of which $30.0 million was outstanding borrowings and $15.0 million was a letter of credit supporting the Company’s commercial insurance. At that date, the amount outstanding under the TP&S Revolver (as defined below) was $26.6 million, consisting of $18.4 million of outstanding borrowings and $8.2 million of letters of credit outstanding. We had $11.7 million of collateral outstanding under the Bonding Facility (as defined below). No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so. Failure to do so coupled with a failure to obtain additional funding for the transit services segment could result in the discontinuation of this business segment. These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

     Nature of the Business

     RailWorks Corporation (the “Company”) was formed to become a leading nationwide provider of rail system services, including construction and rehabilitation, repair and maintenance, and related products. The Company provides contracting services and rail related products to a broad range of customers including Class I railroads, transit authorities and commuter railroads, municipalities, industrial companies and commercial enterprises. RailWorks operates principally in the United States and Canada.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, the Company has three reportable segments: (1) transit services, (2) rail track services and (3) rail products and services. The transit services segment provides transit construction and rehabilitation services, general electrical contracting, contracting power generation facilities, as well as installation of signaling, communications and electrical systems. The rail track services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and services segment provides a broad range of rail related products, including treated wood ties. The Company evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses.

     Chapter 11 Bankruptcy

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. These principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The uncertainty regarding the eventual outcome of the reorganization cases, related problems with subcontractors and customers and the effect of other unknown adverse factors could threaten the Company’s existence as a going concern.

     SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheets at March 31, 2002 and December 31, 2001 distinguish between prepetition liabilities that are subject to compromise and those that are not such as fully secured liabilities that are not expected to be compromised. If there is uncertainty about whether a secured claim is under secured, or will be impaired under the reorganization plan, the entire amount of the claim is included with liabilities subject to compromise. See Note 2 for more information on liabilities classified as subject to compromise and amounts recorded as reorganization items.

     Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Implementation of this statement did not have an effect on the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill commencing January 1, 2002, which resulted in the Company not recording approximately $1.3 million of amortization expense during the three months ended March 31, 2002. Had the Company adopted SFAS No. 142 effective January 1, 2001, the Company would not have recorded approximately $1.4 million of amortization expense during the three months ended March 31, 2001.

     The Company is currently in the process of testing goodwill for impairment under SFAS No. 142. The first step of the process, which must be completed by June 30, 2002, requires the Company to determine whether the carrying value of its reporting units exceeds the fair value of the goodwill related to those reporting units. Upon completion of this step, the Company will be required to determine the measurement of the impairment. The Company expects to complete such impairment analysis by December 31, 2002. While the Company has not determined that impairment at March 31, 2002, it believes that this statement will require a material impairment charge on the Company’s financial statements upon final implementation. Further, upon emergence from Chapter 11 Bankruptcy during 2002, the Company may be required to record an additional charge to write off the goodwill to the extent that it exceeds excess reorganization value of the Company upon emergence.

     In addition, SFAS No. 142 states that beginning as of the earlier of January 1, 2002 or the date SFAS No. 142 is applied in its entirety, any unamortized excess of acquired net assets over cost (negative goodwill) shall be written off and recognized as a change in accounting principle. As a result, the company has written off and recognized as a change in accounting principle approximately $5.3 million of negative goodwill during the three months ended March 31, 2002.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three months ended March 31, 2002 and 2001 (in thousands, except per share data).

	(Unaudited)
	2002	2001

Reported net income (loss), before change in accounting principle	$(14,732)	$152
Add back: goodwill amortization (net of tax)	—	1,363

Adjusted net income (loss)	$(14,732)	$1,515

Reported basic earnings (loss) per share, before change in accounting principle	$(1.02)	$0.01
Add back: goodwill amortization (net of tax)	—	0.09

Adjusted basic earnings (loss) per share	$(1.02)	$0.10

Reported diluted earnings (loss) per share, before change in accounting principle	$(1.02)	$0.01
Add back: goodwill amortization (net of tax)	—	0.08

Adjusted diluted earnings (loss) per share	$(1.02)	$0.09

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a material impact on its results of operations.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Implementation of this statement did not have a material impact on the Company’s financial statements.

     Officers Loans

     The Company has certain officer loans secured by common stock, which have been classified as a contra equity account in the accompanying consolidated balance sheets. During the third quarter of 2001, the Company forgave both the principal and interest on certain of these loans, which were extended to former officers, through foreclosure of the Company’s stock, which was held as collateral. This stock has been classified as treasury stock in the accompanying consolidated balance sheets.

     Use of Estimates

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

     The recognition of revenues and costs in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1: “Accounting for Performance of Construction-Type and Certain Production Type Contracts” (“SOP 81-1”) involves considerable use of estimates and is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs and the extent of progress toward completion of contracts. Operating in Chapter 11 bankruptcy and problems with subcontractors and customers provides even more risk and uncertainty in the estimates. Changes in these estimates can cause significant volatility in the Company’s financial results.

     Revenue Recognition

     The Company recognizes revenues from fixed-fee contracts using the percentage-of-completion method in accordance with SOP 81-1, measured by the percentage of cost incurred to date to management’s estimate of total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Revenues from time-and-material contracts are recognized currently as the work is performed.

     Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the costs of the effort, and an ongoing assessment of progress toward completing the contract. The Company utilizes a number of management processes to monitor contract performance and revenue estimates, including monthly in-process reviews that cover, among other matters, outstanding action items, progress against schedule, effort and staffing, quality, risks and other issues, subcontractor management costs, and commitments. From time to time, as part of the normal management processes, facts develop that require revisions to estimated total costs or revenues expected. The cumulative effect of any such revisions is recorded in the period in which the facts requiring revisions become known. The full amount of anticipated losses on any type of contract are recognized in the period in which they become known.

     Disputes may arise in the normal course of the Company’s business on projects when the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual cost incurred, and only when realization is probable and can be reliably estimated.

     With regard to the rail products and services segment, the Company recognizes revenue when products are delivered to customers pursuant to shipping agreements. Cost of goods sold includes the raw materials cost, labor and overhead costs of producing the product.

     The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. In accordance with industry practice, the Company classifies as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventory consists of stored materials and parts to be used in long-term construction contracts and raw materials and finished goods produced by the rail products and services segment. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

2. PETITION FOR REORGANIZATION UNDER CHAPTER 11

     On September 20, 2001 (the “Filing Date”), RailWorks Corporation and twenty-two of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (the “Bankruptcy Court”). The filings have been consolidated for the purpose of joint administration as case No. 01-6-4463, but the cases have not been deemed consolidated for reorganization plan purposes by the Bankruptcy Court. Our Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. The consolidated financial statements of the Company have been presented in accordance with SOP 90-7 and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. These principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The uncertainty regarding the eventual outcome of the reorganization cases, related problems with subcontractors and customers and the effect of other unknown adverse factors could threaten the Company’s existence as a going concern.

     Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors in existence prior to the Filing Date (including claims secured by the Debtors’ assets) are stayed while the Debtors continue business operations as debtors-in-possession. Additional claims may arise subsequent to the Filing Date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

     Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors’ debtor-in-possession financing arrangements (collectively, as amended, restated and/or replaced, the “DIP Facility”) with Bank of America, N.A. (“BOA”), for itself and as agent for a syndicate of lenders, CSFB Global Opportunities Advisers, LLC (“CSFB”), for itself and Stonehill Capital Management, and Travelers Casualty & Surety Company of America (“Travelers”). The DIP Facility includes an Amended and Restated DIP Transit Revolving Credit Agreement (the “Transit Revolver”) for up to $30.0 million in borrowings and a $15.0 million letter of credit in support of our company-wide liability and casualty insurance in connection with the Debtors’ rail transit division; a DIP Transit Bonding Facility (the “Bonding Facility”) for up to $100.0 million in bonding commitment to support our project bonding requirements; a DIP Bond Support Credit Agreement (the “Bond Support Facility”) with CSFB for up to $40.0 million of collateral support for the transit services division’s project surety bonds underwritten by Travelers; and a DIP Financing Agreement, as replaced on March 5, 2002 (the “TP&S Revolver”) with certain lenders represented by BOA as administrative agent for up to $35.0 million of financing and letter of credit commitments to support the track services and products and services divisions’ operating cash obligations and project bonding requirements. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of May 1, 2002 approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $26.6 million was outstanding under the TP&S Revolver, consisting of $18.4 million in borrowings and $8.2 million of letters of credit outstanding; and we had $11.7 million of collateral outstanding under the Bonding Facility. No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so.

     Under the Transit Revolver (as amended and restated), the Company is obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 (together, with the Additional Fee for the TP&S Revolver referred to below, the “Additional Fees”) if it does not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%.

     Under the Bond Support Facility the Company is obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration.

     Under the Bonding Facility the Company is obligated to pay: 1) to Travelers all premiums due for bonds issued within 60 days of issuance; 2) any broker's fees or commissions for all bond issuances; and 3) to Travelers a monthly management fee of $10,000. In connection with the issuance of any bond under the Bonding Facility, and as a necessary condition precedent thereto, the Company must obtain collateral or letters of credit in an amount of 40% of the penal sum of such bond as security for such bond.

     Under the TP&S Revolver, the Company is obligated to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000; 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; 4) a monthly adequate protection payment of $500,000; and 5) an Additional Fee of $750,000 if we do not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

     The Additional Fees accrued on April 30, 2002 and became due on May 7, 2002. We have reached an understanding with the lenders under the Transit Revolver to extend the payment date for the Additional Fee under the Transit Revolver and we are in the process of documenting such understanding. In addition, we have reached an understanding with the lenders under the TP&S Revolver to extend the payment date for the Additional Fee under the TP&S Revolver to 9 a.m. Monday, May 20, 2002, and we are currently in discussions concerning a further extension of such payment date. There can be no assurance that the lenders under the TP&S Revolver will agree to further extension.

     Since the Filing Date, the Debtors also have received approval from the Bankruptcy Court to pay or otherwise honor certain prepetition claims, including employee wages and benefits, and unsecured claims resulting from contract assumptions and critical vendor orders. The Debtors intend to remain in possession of their assets and continue in the management and operation of their businesses and properties, and to pay postpetition claims of their various vendors and subcontractors in the ordinary course of business.

     The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on their prepetition debt obligations and therefore in accordance with SOP 90-7 have discontinued accruing interest on these obligations. Contractual interest on these obligations, which has not been accrued for, amounts to approximately $9.0 million for the three months ended March 31, 2002.

     On March 15, 2002, the Debtors filed a plan of reorganization (the “Plan”) in the U.S. Bankruptcy Court for the District of Maryland in Baltimore. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $173.1 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. The Company is continuing to negotiate certain terms and conditions of the plan of reorganization with their prepetition secured lenders and anticipates filing an amended plan of reorganization in the near term. It is anticipated that the terms and conditions of the amended plan of reorganization will differ from the terms and conditions of the plan of reorganization described above. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

     Liabilities Subject to Compromise

     The principal categories of claims reclassified in the consolidated balance sheets and included in “liabilities subject to compromise” at March 31, 2002 and December 31, 2001 are identified below (in thousands). These amounts may be subject to further adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

	(Unaudited)
	March 31, 2002	December 31, 2001

Senior subordinated notes due 2009	$173,073	$173,073
Revolving credit agreement due 2004	97,513	97,513
Term note due through 2006	94,278	94,278
Accounts payable	38,187	58,249
Accrued interest	12,400	12,400
Deferred earnout obligations	7,672	7,672
Other accrued liabilities	4,030	4,166
Fixed asset and other notes payable	2,192	2,382
Other long-term liabilities	2,144	2,149
Promissory notes payable in 2002	1,972	1,972
Warrants payable	1,211	1,211

Total prepetition liabilities subject to compromise	$434,672	$455,065

     Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, construction contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. As of March 31, 2002 the Debtors have rejected certain construction and executory contracts with approval from the Bankruptcy Court. The Debtors cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts that have been rejected or may be rejected in the future.

     Reorganization Expenses

     The Company has incurred reorganization related charges of approximately $6.1 million for the three months ended March 31, 2002, which, in accordance with SOP 90-7, have been reflected in the reorganization items line of the consolidated statements of operations. These reorganization costs consist primarily of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company’s Chapter 11 filings net of interest income earned on accumulated cash resulting from the Chapter 11 proceedings.

3. EARNINGS PER SHARE

     The Company reports its earnings (loss) per share in basic and diluted earnings per share. Basic earnings per share (“EPS”) is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the potentially dilutive effect of contingently issuable shares and the dilutive effect, if any, which would occur if outstanding options and warrants to purchase common stock were exercised. Approximately 1.4 million of contingently issuable common shares were outstanding during the three months ended March 31, 2002 and 2001 but were not included in the computation of Diluted EPS as the effect would be anti-dilutive. Certain options to purchase shares of common stock were outstanding during both the three months ended March 31, 2002 and 2001 but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares.

4. RESTRUCTURING AND OTHER UNUSUAL CHARGES

     During the third and fourth quarters of 2000, the Company’s management and Board of Directors conducted and completed a strategic review of RailWorks’ operations. The resulting restructuring plan (the “2000 Restructuring Plan”) contemplated systems integration, rationalization of real estate, equipment and inventory and maximization of human resource productivity around three lines of business. The Company reduced its headcount, consolidated certain facilities and identified other synergies and cost reduction opportunities as a result of the 2000 Restructuring Plan.

     As of December 31, 2001, approximately $0.6 million remained as accrued restructuring costs for employee termination benefits under the 2000 Restructuring Plan. There has been no activity in this accrual during the three months ended March 31, 2002.

     For the three month period ended March 31, 2002, there were no restructuring or other unusual charges related to the Company’s 2000 Restructuring Plan. During the three month period ended March 31, 2001, the Company incurred approximately $0.2 million in other unusual charges under the Plan, primarily for outside consulting costs, employee and office relocation costs and additional costs associated with the amendment of the Company’s credit agreement.

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following table presents supplemental cash flow information for the three months ended March 31, 2002 and 2001, respectively (in thousands):

	(Unaudited)
	2002	2001

Cash paid during the period for interest	$267	$4,968
Cash paid during the period for income taxes	287	858
Reorganization items paid, net of interest earned	3,694	—

6. LONG-TERM DEBT

     Due to the Company’s failure to comply with certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of its prepetition debt obligations except those held by the Canadian subsidiaries. Except as otherwise may be determined by the Bankruptcy Court, and subject to any statutory exceptions, the automatic stay afforded by the Chapter 11 filings prevents any action from being taken with regard to any of the defaults under the Company’s prepetition debt obligations. These prepetition debt obligations related to the Company and its domestic subsidiaries are classified as liabilities subject to compromise at March 31, 2002 and December 31, 2001. See Note 2 for additional information on these prepetition debt obligations.

     Long-term debt consisted of the following at March 31, 2002 and December 31, 2001 (in thousands):

	(Unaudited)
	2002	2001

Debtor-in-possession financing	$45,555	$36,400
Canadian credit facility	4,500	5,000
Fixed asset and other notes payable	446	469

	50,501	41,869
Less current portion	50,169	41,523

	$332	$346

7. CAPITAL STOCK AND STOCK INCENTIVE PLAN

     The Stock Incentive Plan reserves for issuance 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company’s Board of Directors. During the first quarter of 2002, there were no options issued under the Stock Incentive Plan.

8. COMPREHENSIVE LOSS

     The following table summarizes the components of comprehensive loss for the three months ended March 31, 2002 and 2001 (in thousands):

	(Unaudited)
	2002	2001

TOTAL COMPREHENSIVE LOSS:
Net income (loss)	$(9,409)	$152
Foreign currency translation losses	(188)	(921)

Total comprehensive loss	$(9,597)	$(769)

9. SEGMENT REPORTING

     The following table presents certain financial data as of and for the three months ended March 31, 2002 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	$67,000	$18,031	$27,438	$—	$112,469
Inter-segmental revenue	—	1,003	188	—	1,191
Depreciation/amortization	516	999	1,548	215	3,278
Segment operating profit (loss)	645	(566)	(3,610)	(2,898)	(6,429)
Costs and estimated earnings in excess of billings on uncompleted contracts	33,331	294	5,277	—	38,902
Segment assets	221,642	132,186	164,636	223,266	741,730

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	$112,469
Elimination of inter-segment revenues	(1,191)

Consolidated revenues	$111,278

ASSETS:
Total assets for reportable segments	$741,730
Elimination of inter-segment receivables	(60,104)
Elimination of investments in subsidiaries	(183,554)

Consolidated assets	$498,072

     The Company’s Canadian operations produced revenues for the three month period ended March 31, 2002 of approximately $5.2 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $23.5 million as of March 31, 2002.

     The following table presents certain financial data as of and for the three months ended March 31, 2001 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	$103,250	$25,726	$43,981	$—	$172,957
Inter-segmental revenue	—	1,529	1,040	—	2,569
Depreciation/amortization	825	1,290	2,782	347	5,244
Segment operating profit (loss)	11,275	1,872	883	(2,906)	11,124
Costs and estimated earnings in excess of billings on uncompleted contracts	28,168	—	6,401	—	34,569
Segment assets	264,306	127,772	211,845	246,685	850,608

     The segment data presented above as of and for the three months ended March 31, 2001 has been restated to reflect changes in the organization of the Company’s segment structure.

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	$172,957
Elimination of inter-segment revenues	(2,569)

Consolidated revenues	$170,388

ASSETS:
Total assets for reportable segments	$850,608
Elimination of inter-segment receivables	(33,436)
Elimination of investments in subsidiaries	(214,045)

Consolidated assets	$603,127

     The Company’s Canadian operations produced revenues for the three month period ended March 31, 2001 of $6.2 million. The net book value of long-lived assets relating to the Canadian operations amounted to $26.8 million as of March 31, 2001.

10. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

     The Company conducts a significant portion of its business through its subsidiaries. All of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 11.5% Senior Subordinated Notes (the “Notes”). The Company’s non-U.S. subsidiaries (the “Non-Guarantor Subsidiaries”) have not guaranteed the Notes. The Notes are effectively subordinated in right of payment to all indebtedness and other liabilities (including trade payables) of the Non-Guarantor Subsidiaries.

     Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of March 31, 2002 and for the three-month period ended March 31, 2002 and 2001. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$10,300	$(8,388)	$193	$—		$2,105
Accounts receivable, net	—	152,461	4,860	—		157,321
Costs and estimated earnings in excess of billings on uncompleted contracts	—	38,801	101	—		38,902
Inventories:
Raw materials	—	6,746	3,552	—		10,298
Finished goods	—	13,859	1,232	—		15,091
Due from affiliates	—	—	2,507	(2,507	)(a)	—
Due from parent company	9,864	—		(9,864	)(a)	—
Other current assets	5,136	3,836	2,136	—		11,108

Total current assets	25,300	207,315	14,581	(12,371)		234,825

INVESTMENT IN SUBSIDIARIES	347,943	—	—	(347,943	)(b)	—

PROPERTY, PLANT AND EQUIPMENT, NET	1,207	41,490	7,207	—		49,904

OTHER ASSETS:
Excess of cost over acquired net assets, net	—	188,441	16,280	—		204,721
Other	8,348	253	21	—		8,622

Total other assets	8,348	188,694	16,301	—		213,343

Total	$382,798	$437,499	$38,089	$(360,314)		$498,072

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Cash overdraft	$—	$910	$252	$—		$1,162
Current maturities of long-term debt	45,555	61	4,553	—		50,169
Accounts payable	233	33,750	1,298	—		35,281
Accrued payroll and related withholdings	—	6,668	396	—		7,064
Accrued interest payable	1,035	19	16	—		1,070
Billings in excess of costs and estimated earnings on uncompleted contracts	—	14,953	1,328	—		16,281
Due to parent company	—	8,039	1,825	(9,864	)(a)	—
Due to affiliates	—	2,507	—	(2,507	)(a)	—
Other accrued liabilities	9,615	4,755	1,954	—		16,324

Total current liabilities	56,438	71,662	11,622	(12,371)		127,351

LONG TERM DEBT, NET	—	—	332	—		332
DEFERRED TAX LIABILITY	—	—	548	—		548
OTHER LIABILITIES	—	4,777	24	—		4,801

Total long-term liabilities	—	4,777	904	—		5,681

Total liabilities not subject to compromise	56,438	76,439	12,526	(12,371)		133,032

LIABILITIES SUBJECT TO COMPROMISE	390,161	44,511	—	—		434,672
Total liabilities	446,599	120,950	12,526	(12,371)		567,704
MINORITY INTEREST	—	1,784	—	—		1,784
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series A, convertible preferred stock	14	—	—	—		14
Common stock	125	2,816	378	(3,164	)(b)	155
Treasury stock	(2,667)	—	—	—		(2,667)
Officer loans, net	(1,876)	—	—	—		(1,876)
Additional paid-in capital	136,572	364,248	24,221	(388,469	)(b)	136,572
Accumulated other comprehensive income (loss)	—	—	(2,157)	—		(2,157)
Retained earnings (deficit)	(195,969)	(52,299)	3,121	43,690	(b)	(201,457)

Total stockholders’ (deficit) equity	(63,801)	314,765	25,563	(347,943)		(71,416)

Total	$382,798	$437,499	$38,089	$(360,314)		$498,072

(a)	Elimination of inter-company receivables.
(b)	Elimination of investments in subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$106,905	$5,151	$(778	)(a)	$111,278
Cost of revenue	—	96,152	4,571	(778	)(a)	99,945

Gross profit	—	10,753	580	—		11,333
Selling, general and administrative expenses	2,872	13,857	1,033	—		17,762

Operating (loss) income	(2,872)	(3,104)	(453)	—		(6,429)
Equity in earnings of subsidiaries	(5,984)	—	—	5,984	(b)	—
Interest expense	(2,339)	(33)	(78)	—		(2,450)
Interest and other (expense) income	(4)	113	61	—		170

Income (loss) before reorganization items, income taxes, minority interest and effect of change in accounting principle	(11,199)	(3,024)	(470)	5,984		(8,709)
Reorganization items	(6,110)	—	—	—		(6,110)

Income (loss) before income taxes, minority interest and effect of change in accounting principle	(17,309)	(3,024)	(470)	5,984		(14,819)
Provision (benefit) for income taxes	—	80	(168)	—		(88)

Income (loss) before minority interest and effect of change in accounting principle	(17,309)	(3,104)	(302)	5,984		(14,731)
Minority interest in losses, net	—	(1)	—	—		(1)

Income (loss) before effect of change in accounting principle	(17,309)	(3,105)	(302)	5,984		(14,732)
Effect of change in accounting principle, net	—	5,323	—	—		5,323

Net income (loss)	$(17,309)	$2,218	$(302)	$5,984		$(9,409)

(a)	Elimination of inter-company revenue.
(b)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,309)	$2,218	$(302)	$5,984	(a)	$(9,409)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	215	2,640	423	—		3,278
Effect of change in accounting principle	—	(5,323)	—	—		(5,323)
Minority interest in losses		1	—	—		1
Equity in earnings of subsidiaries	5,984		—	(5,984	) (a)	—
Loss (gain) on sale of equipment	—	65	(5)	—		60
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	—	18,182	716	—		18,898
Inventories	—	(3,094)	87	—		(3,007)
Other current assets	1,853	(424)	(287)	—		1,142
Accounts payable	107	(15,091)	(137)	—		(15,121)
Accrued payroll and related withholdings	—	402	12	—		414
Accrued interest payable	593	(1)	1	—		593
Billings in excess of costs and estimated earnings on uncompleted contracts	—	2,298	174	—		2,472
Other accrued liabilities	2,404	(1,077)	(35)	—		1,292
Other assets	487	(14)	4	—		477
Other liabilities	—	(182)	—	—		(182)
Due (to)/from affiliates	—	480	(480)	—		—
Due (to)/from parent company	3,513	(3,591)	78	—		—

Net cash provided (used in) by operating activities	(2,153)	(2,511)	249	—		(4,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	91	201	—		292
Purchase of equipment and leasehold improvements	(12)	(1,745)	(458)	—		(2,215)
Distribution from minority interest	—	34	—	—		34
Contingent earn-out payments	—	—	(969)	—		(969)

Net cash provided by (used in) investing activities	(12)	(1,620)	(1,226)	—		(2,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	—	(2,085)	252	—		(1,833)
Net activity on revolving line of credit	—	—	(500)	—		(500)
Net change in debtor-in-possession funding	9,155	—	—	—		9,155
Repayment of fixed asset borrowings	—	(196)	(15)	—		(211)

Net cash provided by (used in) financing activities	9,155	(2,281)	(263)	—		6,611

EXCHANGE RATE ON CASH	—	—	(63)	—		(63)

NET (DECREASE) INCREASE IN CASH	6,990	(6,412)	(1,303)	—		(725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,310	(1,976)	1,496	—		2,830

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,300	$(8,388)	$193	$—		$2,105

(a)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,310	$(1,976)	$1,496	$—		$2,830
Accounts receivable, net	—	169,208	5,221	—		174,429
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,237	456	—		40,693
Inventories:
Raw materials	—	6,191	4,001	—		10,192
Finished goods	—	11,708	870	—		12,578
Due from affiliates	—	—	2,027	(2,027	) (a)	—
Due from parent company	13,377	—	—	(13,377	) (a)	—
Other current assets	6,989	3,412	1,849	—		12,250

Total current assets	23,676	228,780	15,920	(15,404)		252,972

INVESTMENT IN SUBSIDIARIES	353,926	—	—	(353,926	) (b)	—

PROPERTY, PLANT AND EQUIPMENT, NET	1,410	42,146	7,407	—		50,963

OTHER ASSETS:
Excess of cost over acquired net assets, net	—	188,440	16,372	—		204,812
Other	8,835	246	25	—		9,106

Total other assets	8,835	188,686	16,397	—		213,918

Total	$387,847	$459,612	$39,724	$(369,330)		$517,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Cash overdraft	$—	$2,995	$—	$—		$2,995
Current maturities of long-term debt	36,400	66	5,057	—		41,523
Accounts payable	126	28,780	1,435	—		30,341
Accrued payroll and related withholdings	—	6,266	384	—		6,650
Accrued interest payable	442	20	15	—		477
Billings in excess of costs and estimated earnings on uncompleted contracts	—	12,655	1,154	—		13,809
Due to parent company	—	11,630	1,747	(13,377	) (a)	—
Due to affiliates	—	2,027	—	(2,027	) (a)	—
Other accrued liabilities	7,210	5,695	2,960	—		15,865

Total current liabilities	44,178	70,134	12,752	(15,404)		111,660

LONG TERM DEBT, NET	—	—	346	—		346
DEFERRED TAX LIABILITY	—	—	551	—		551
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET	—	5,323	—	—		5,323
OTHER LIABILITIES	—	4,954	24	—		4,978

Total long-term liabilities	—	10,277	921	—		11,198

Total liabilities not subject to compromise	44,178	80,411	13,673	(15,404)		122,858

LIABILITIES SUBJECT TO COMPROMISE	390,161	64,904	—			455,065
Total liabilities	434,339	145,315	13,673	(15,404)		577,923
MINORITY INTEREST	—	1,749	—			1,749
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series A, convertible preferred stock	14	—	—	—		14
Common stock	125	2,816	378	(3,164	) (b)	155
Treasury stock	(2,667)	—	—	—		(2,667)
Officer loans, net	(1,876)	—	—	—		(1,876)
Additional paid-in capital	136,572	364,248	24,221	(388,469	) (b)	136,572
Accumulated other comprehensive income (loss)	—	—	(1,969)	—		(1,969)
Retained earnings (deficit)	(178,660)	(54,516)	3,421	37,707	(b)	(192,048)

Total stockholders’ (deficit) equity	(46,492)	312,548	26,051	(353,926)		(61,819)

Total	$387,847	$459,612	$39,724	$(369,330)		$517,853

(a)	Elimination of inter-company receivables.
(b)	Elimination of investments in subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

(In Thousands) (Unaudited)

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$164,940	$6,177	$(729	)(a)	$170,388
Cost of revenue	—	135,973	5,034	(729	)(a)	140,278

Gross profit	—	28,967	1,143	—		30,110
Selling, general and administrative expenses	2,645	14,729	1,380	—		18,754
Restructuring and other unusual charges	232	—	—	—		232

Operating income	(2,877)	14,238	(237)	—		11,124
Equity in earnings of subsidiaries	7,335	—	—	(7,335	)(b)	—
Interest expense	(9,842)	(254)	(139)	—		(10,235)
Other (expense) income	(620)	293	90	—		(237)

Income (loss) before income taxes	(6,004)	14,277	(286)	(7,335)		652
Provision (benefit) for income taxes	—	587	(87)	—		500

Net income (loss)	$(6,004)	$13,690	$(199)	$(7,335)		$152

(a)	Elimination of inter-company revenue.
(b)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

(In Thousands) (Unaudited)

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(6,004)	$13,690	$(199)	$(7,335	)(a)	$152
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	335	4,308	601	—		5,244
Bond discount amortization	18	—	—	—		18
Equity in earnings of subsidiaries	(7,335)	—	—	7,335	(a)	—
Gain on sale of equipment	—	(55)	(59)	—		(114)
Loss on sale of subsidiary	612	—	—	—		612
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings In excess of billings on uncompleted contracts	(29)	(9,172)	2,238	—		(6,963)
Inventory	—	(1,682)	173	—		(1,509)
Other current assets	116	(1,039)	31	—		(892)
Accounts payable and accrued liabilities	109	(653)	(619)	—		(1,163)
Accrued payroll and related withholdings	—	4,369	84	—		4,453
Accrued interest payable	4,530	1	34	—		4,565
Billings in excess of costs and estimated Earnings on uncompleted contracts	—	(2,312)	40	—		(2,272)
Other current liabilities	1,077	506	(143)	—		1,440
Other assets	148	691	12	—		851
Other liabilities	(26)	(549)	(99)	—		(674)
Due (to)/from affiliates	—	(685)	685	—		—
Due (to)/from parent company	734	463	(1,197)	—		—

Net cash (used in) provided by operating Activities	(5,715)	7,881	1,582	—		3,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	133	115	—		248
Purchase of equipment and leasehold improvements	(100)	(3,220)	(389)	—		(3,709)
Proceeds from sale of subsidiary	9,402	(262)	—	—		9,140
Contingent earn-out payments	(545)	—	—	—		(545)

Net cash provided by (used in) investing activities	8,757	(3,349)	(274)	—		5,134

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(488)	(7,001)	86	—		(7,403)
Net activity on revolving line of credit	3,571	—	(1,000)	—		2,571
Payment of loan origination fees	(46)	—	—	—		(46)
Proceeds from long-term borrowing	—	221	46	—		267
Repayment of long-term borrowing	—	(2,268)	(40)	—		(2,308)
Repayment of term loan	(4,722)	—	—	—		(4,722)
Repayment of seller notes	(2,825)	—	—	—		(2,825)

Net cash used in Financing activities	(4,510)	(9,048)	(908)	—		(14,466)

NET (DECREASE) INCREASE IN CASH	(1,468)	(4,516)	400	—		(5,584)
EXCHANGE RATE EFFECT ON CASH	—	(11)	(491)	—		(502)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,532	5,420	186	—		7,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64	$893	$95	$—		$1,052

(a)	Elimination of equity in earnings of subsidiaries.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     In August 1998, we acquired, in separate concurrent transactions, fourteen companies (the “Founding Companies”) engaged principally in the rail system services and products business and we consummated our initial public offering (“IPO”) of Common Stock. In November 1998, we acquired two companies; in 1999, we acquired fourteen companies or groups of companies; and in 2000, we acquired five companies or groups of companies. Except for the acquisition of Comstock Holdings, Inc. (“Comstock”), a Founding Company, all of our acquisitions have been accounted for as purchases in accordance with APB No. 16. Comstock has been identified as the accounting acquirer for accounting and financial statement purposes consistent with Staff Accounting Bulletin No. 97 of the SEC because its owners received the largest portion, 34.6% of the shares of Common Stock issued to the owners of the Founding Companies at the time of their acquisition.

     Our consolidated balance sheet as of March 31, 2002 includes all companies that were owned as of March 31, 2002. Our consolidated statement of operations and statement of cash flows for the three months ended March 31, 2002 includes the results of operations and cash flows of all companies owned as of December 31, 2001. There were no acquisitions or dispositions during the three months ended March 31, 2002. Our consolidated balance sheet as of December 31, 2001 includes all companies that were owned as of December 31, 2001. During the first quarter of 2001, we sold our subsidiary FCM Rail, Ltd. Our statement of operations and statement of cash flows for the three months ended March 31, 2001 include the results of operations and cash flows of all companies owned as of March 31, 2001 and the results of operations and cash flows of FCM Rail, Ltd through the date of disposition. There were no acquisitions during the three months ended March 31, 2001.

     On September 20, 2001 (the “Filing Date”), RailWorks Corporation and twenty-two of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The filings have been consolidated for the purpose of joint administration as case No. 01-6-4463, but the cases have not been deemed consolidated for Plan purposes by the Bankruptcy Court. Our Canadian subsidiaries were not included in the filings and continue to operate in the normal course of business outside of bankruptcy. Under Chapter 11, except for certain statutory exceptions and for relief that might otherwise be granted by the Bankruptcy Court, claims against the Debtors in existence prior to the Filing Date (including claims secured by the Debtors’ assets) are stayed while the Debtors continue business operations as debtors-in-possession. Additional claims may arise subsequent to the Filing Date resulting from rejection of executory contracts, including leases and construction contracts, and from the determination by the Bankruptcy Court (or agreed to by the parties in interest) of allowed claims for contingencies and other disputed amounts.

     Our ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP facility and the ability to generate sufficient cash flow from operations and financing arrangements to fund ongoing operations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility or the credit facilities under the proposed Plan. As of May 1, 2002, the amount outstanding under the Company’s Transit Revolver totaled $45.0 million, the maximum amount permitted under the facility, of which $30.0 million was outstanding borrowings and $15.0 million was a letter of credit supporting the Company’s commercial insurance. At that date, the amount outstanding under the TP&S Revolver was $26.6 million, consisting of $18.4 million of outstanding borrowings and $8.2 million of letters of credit outstanding. We had $11.7 million of collateral outstanding under the Bonding Facility. No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so. Failure to do so coupled with a failure to obtain additional funding for the transit services segment could result in the discontinuation of this business segment.

     Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors’ debtor-in-possession financing arrangements (collectively, as amended, restated and/or replaced, the “DIP Facility”) with Bank of America, N.A. (“BOA”), for itself and as agent for a syndicate of lenders, CSFB Global Opportunities Advisers, LLC (“CSFB”), for itself and Stonehill Capital Management, and Travelers Casualty & Surety Company of America (“Travelers”). The DIP Facility includes an Amended and Restated DIP Transit Revolving Credit Agreement (the “Transit Revolver”) for up to $30.0 million in borrowings and a $15.0 million letter of credit in support of our company wide liability and casualty insurance in connection with the Debtors’ rail transit division; a DIP Transit Bonding Facility (the “Bonding Facility”) for up to $100.0 million in bonding commitment to support our project bonding requirements; a DIP Bond Support Credit Agreement (the “Bond Support Facility”) with CSFB for up to $40.0 million of collateral support for the transit services division’s project surety bonds underwritten by Travelers; and a DIP Financing Agreement, as replaced on March 5, 2002 (the “TP&S Revolver”) with certain lenders represented by BOA as administrative agent for up to $35.0 million of financing and letter of credit commitments to support the track services and products and services divisions’ operating cash obligations and project bonding requirements. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of May 1, 2002 approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $26.6 million was outstanding under the TP&S Revolver, consisting of $18.4 million in borrowings and $8.2 million of letters of credit outstanding; and we had $11.7 million of collateral outstanding under the Bonding Facility.

     On March 15, 2002, the Debtors filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $173.1 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. The Company is continuing to negotiate certain terms and conditions of the plan of reorganization with their prepetition secured lenders and anticipates filing an amended plan of reorganization in the near term. It is anticipated that the terms and conditions of the amended plan of reorganization will differ from the terms and conditions of the plan of reorganization described above. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses RailWorks’ consolidated financial statements and results of operations by segment, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to contract revenue, anticipated contract costs, bad debts, inventories, intangible assets, income taxes, retirement benefits, and contingencies and litigation. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition

     The recognition of revenues and costs in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1: “Accounting for Performance of Construction-Type and Certain Production Type Contracts” (“SOP 81-1”) involves considerable use of estimates and is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs and the extent of progress toward completion of contracts. Operating in Chapter 11 bankruptcy and certain related problems with subcontractors and customers provides even more risk and uncertainty in the estimates. Changes in these estimates can cause significant volatility in the Company’s financial results.

     We recognize revenue from fixed price contracts using the percentage-of-completion method in accordance with SOP 81-1, measured by the percentage of costs incurred to date to management’s estimate of total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Revenue from time-and-material contracts is recognized currently as the work is performed.

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

     Disputes may arise in the normal course of our business on projects when we are contesting with customers for collection of funds because of events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual cost incurred, and only when realization is probable and can be reliably estimated.

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

     Chapter 11 Bankruptcy

     The consolidated financial statements of the Company have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7: “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. These principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. The uncertainty regarding the eventual outcome of the reorganization cases, the liquidity constraints at the transit services segment, the financial feasibility of the Plan, related problems with subcontractors and customers and the effect of other unknown adverse factors could threaten the Company’s existence as a going concern.

     SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the statement of operations. The balance sheet should distinguish between prepetition liabilities that are subject to compromise and those that are not such as fully secured liabilities that are not expected to be compromised. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the reorganization plan, the entire amount of the claim should be included with liabilities subject to compromise. See Note 2 to the consolidated financial statements for more information on liabilities classified as subject to compromise and amounts recorded as reorganization items.

     Pursuant to SOP 90-7, approval of the Plan by the Bankruptcy Court may entail adoption by the Debtors of fresh-start accounting. Under fresh-start accounting, the Debtors must allocate their reorganization value to their assets in accordance with the rules for purchase accounting set forth in Accounting Principles Board Opinion No. 16, “Business Combinations” (APB No. 16). Any excess of reorganization value that cannot be allocated to specific tangible or identified intangible assets must be reported as the intangible asset “reorganization value in excess of amounts allocable to identifiable assets.” All liabilities existing at the Plan confirmation date, other than deferred taxes, are required to be stated at present values of amounts to be paid. The Company is currently assessing this matter and has not yet determined the effect that the adoption of fresh-start accounting might have on the financial statements.

     Impact of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Implementation of this statement did not have a material effect on our financial statements.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill commencing January 1, 2002, which resulted in the Company not recording approximately $1.3 million of amortization expense during the three months ended March 31, 2002. Had the Company adopted SFAS No. 142 effective January 1, 2001, the Company would not have recorded approximately $1.4 million of amortization expense during the three months ended March 31, 2001.

     The Company is currently in the process of testing goodwill for impairment under SFAS No. 142. The first step of the process, which must be completed by June 30, 2002, requires the Company to determine whether the carrying value of its reporting units exceeds the fair value of the goodwill related to those reporting units. Upon completion of this step, the Company will be required to determine the measurement of the impairment. The Company expects to complete such impairment analysis by December 31, 2002. While the Company has not determined that impairment at March 31, 2002, it believes that this statement will require a material impairment charge on the Company’s financial statements upon final implementation. Further, upon emergence from Chapter 11 Bankruptcy during 2002, the Company may be required to record an additional charge to write off the goodwill to the extent that it exceeds excess reorganization value of the Company upon emergence.

     In addition, SFAS No. 142 states that beginning as of the earlier of January 1, 2002 or the date SFAS No. 142 is applied in its entirety, any unamortized excess of acquired net assets over cost (negative goodwill) shall be written off and recognized as a change in accounting principle. As a result, the company has written off and recognized as a change in accounting principle approximately $5.3 million of negative goodwill during the three months ended March 31, 2002.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three months ended March 31, 2002 and 2001 (in thousands, except per share data).

	2002	2001

Reported net income (loss), before change in accounting principle	$(14,732)	$152
Add back: goodwill amortization (net of tax)	—	1,363

Adjusted net income (loss)	$(14,732)	$1,515

Reported basic earnings (loss) per share, before change in accounting principle	$(1.02)	$0.01
Add back: goodwill amortization (net of tax)	—	0.09

Adjusted basic earnings (loss) per share	$(1.02)	$0.10

Reported diluted earnings (loss) per share, before change in accounting principle	$(1.02)	$0.01
Add back: goodwill amortization (net of tax)	—	0.08

Adjusted diluted earnings (loss) per share	$(1.02)	$0.09

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the impact of this statement will not have a material effect on our financial statements.

     In June 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment for Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Implementation of this statement did not have a material effect on our financial statements.

Results of Operations

     Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

     Revenue. Revenue decreased $59.1 million, or 34.7%, from $170.4 million for the three months ended March 31, 2001 to $111.3 million for the three months ended March 31, 2002. A portion of the decrease in revenue for the three months ended March 31, 2002 was attributable to our decision to lessen our transit services segment’s exposure to the power and industrial and commercial sectors as well as a lack of new projects in that segment. Revenue also decreased in our rail track services group due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler during 2001 and in the rail products and services group due to the sale of FCM Rail, Ltd. during 2001. Additional decreases resulted from the winding down of a project in our rail products and services group as well as liquidity constraints and other effects of operating in bankruptcy during 2002.

     Transit services revenue decreased $36.2 million, or 35.1%, from $103.2 million for the three months ended March 31, 2001 to $67.0 million for the three months ended March 31, 2002. The majority of this decrease in revenue for the three months ended March 31, 2002 is a result of our decision to lessen our exposure to the power and industrial and commercial sectors. In addition, in our core transit business we lack sufficient revenues from new projects to offset revenues of those completed since the first quarter of 2001.

     Rail track services revenue decreased $15.7 million, or 36.5%, from $43.0 million for the three months ended March 31, 2001 to $27.3 million for the three months ended March 31, 2002. This decrease is primarily the result of the inclusion of a full quarter of revenue in 2001 from the civil and maintenance divisions of RailWorks W.T. Byler, which were sold during the second quarter of 2001.

     Rail products and services revenue decreased $7.2 million, or 29.8%, from $24.2 million for the three months ended March 31, 2001 to $17.0 million for the three months ended March 31, 2002. This decrease in revenue for the three months ended March 31, 2002 is primarily a result of the winding down of our railroad construction contract in Panama. The remaining decrease is the result of the inclusion of revenue from FCM Rail, Ltd for a portion of the three months ended March 31, 2001 prior to its sale, as well as liquidity constraints and the adverse effects of the bankruptcy on the divisions ability to secure raw materials. These decreases were partially offset by revenue from new contracts in our rail services group for the three months ended March 31, 2002.

     Gross Profit. Gross profit decreased $18.8 million, or 62.5%, from $30.1 million for the three months ended March 31, 2001 to $11.3 million for the three months ended March 31, 2002. A portion of the decrease in gross profit for the three months ended March 31, 2002 is directly related to the shortfall in revenue earned during the period as well as the sales of FCM Rail, Ltd and the civil and maintenance divisions of RailWorks W.T. Byler during 2001. Additionally, increased estimates of costs to complete resulting from liquidity constraints and other operational factors caused a deterioration of gross profit margins. As a result, the gross profit percentage decreased from 17.7% for the three months ended March 31, 2001 to 10.2% for the three months ended March 31, 2002.

     Transit services gross profit decreased $10.6 million or 58.6% from $18.1 million for the three months ended March 31, 2001 to $7.5 million for the three months ended March 31, 2002. A portion of this decrease is directly attributable to the decrease in revenue discussed above. In addition, approximately $1.7 million of the decrease in gross profit is attributable to a change in management's estimate of cost to complete on one project in our commercial sector. The remaining decrease is a result of the application of percentage of completion accounting to management’s lowered profit estimates made during the course of 2001 of ongoing projects. As a result of the foregoing, the gross profit percentage decreased from 17.5% for the three months ended March 31, 2001 to 11.2% for the three months ended March 31, 2002.

     Rail track services gross profit decreased $4.9 million, or 77.8%, from $6.3 million for the three months ended March 31, 2001 to $1.4 million for the three months ended March 31, 2002. The decrease in gross profit for the rail track services segment for the three months ended March 31, 2002 is primarily due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler in the second quarter of 2001. The remainder of this decrease is attributable to management’s estimates of greater cost to complete on several projects due to the complications of operating in bankruptcy. These factors caused gross profit percentage to decline from 14.7% for the three months ended March 31, 2001 to 5.1% for the three months ended March 31, 2002.

     Rail products and services gross profit decreased $3.3 million, or 57.9%, from $5.7 million for the three months ended March 31, 2001 to $2.4 million for the three months ended March 31, 2002. This decrease in gross profit for the three months ended March 31, 2002 is primarily a result of the winding down of our railroad construction contract in Panama. A portion of the decrease is also due to the inclusion of FCM Rail, Ltd for a portion of the three months ended March 31, 2001 prior to its sale. The remaining decrease was caused by liquidity constraints and other effects of operating in bankruptcy. As a result of the foregoing, the gross profit percentage decreased from 23.6% for the three months ended March 31, 2001 to 14.1% for the three months ended March 31, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.0 million or 5.3%, from $18.8 million for the three months ended March 31, 2001 to $17.8 million for the three months ended March 31, 2002. The decrease in selling, general and administrative expenses for the three months ended March 31, 2002 was due primarily to the cessation of amortization of goodwill in 2002 in accordance with SFAS No. 142, partially offset by increased insurance costs in 2002. As a percentage of revenue, selling, general and administrative expenses increased from 11.0% for the three months ended March 31, 2001 to 16.0% for the three months ended March 31, 2002. This increase was primarily the result of the decrease in revenue discussed above.

     Transit services selling, general and administrative expenses increased $0.1 million or 1.5%, from $6.8 million for the three months ended March 31, 2001 to $6.9 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses for the three months ended March 31, 2002 was due primarily to increased insurance costs in 2002 offset by the cessation of amortization of goodwill in 2002. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.6% for the three months ended March 31, 2001 to 10.3% for the three months ended March 31, 2002. This percentage increase was primarily the result the decrease in revenue discussed above.

     Rail track services selling, general and administrative expenses decreased $0.3 million, or 5.6%, from $5.4 million for the three months ended March 31, 2001 to $5.1 million for the three months ended March 31, 2002. The decrease in selling, general and administrative expenses for the three months ended March 31, 2002 was due primarily to the cessation of amortization of goodwill in 2002 partially offset by increased insurance costs in 2002. As a percentage of segment revenue, selling, general and administrative expenses increased from 12.6% for the three months ended March 31, 2001 to 18.7% for the three months ended March 31, 2001. This percentage increase was primarily the result the decrease in revenue discussed above.

     Rail products and services selling, general and administrative expenses decreased $1.1 million, or 27.5%, from $4.0 million for the three months ended March 31, 2001 to $2.9 million for the three months ended March 31, 2002. The decrease in selling, general and administrative expenses for the three months ended March 31, 2002 was due partially to the cessation of amortizing goodwill in 2002 in addition to savings from the development of a centralized hub for our rail services division. As a percentage of segment revenue, selling, general and administrative expenses increased from 16.5% for the three months ended March 31, 2001 to 17.0% for the three months ended March 31, 2002. This percentage increase was primarily the result the decrease in revenue discussed above.

     Corporate selling, general and administrative expenses increased $0.3 million, or 11.5%, from $2.6 million for the three months ended March 31, 2001 to $2.9 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses for the three months ended March 31, 2002 was due primarily to increased insurance costs and increased professional fees in 2002. As a percentage of total revenue, selling, general and administrative expenses increased from 1.5% for the three months ended March 31, 2001 to 2.6% for the three months ended March 31, 2002. The percentage increase was primarily due to the decrease in revenue discussed above.

     Operating Income. Operating income decreased $17.5 million, from $11.1 million for the three months ended March 31, 2001 to a loss of $6.4 million for the three months ended March 31, 2002. This decrease is primarily a result of the items mentioned above.

     Interest Expense. Interest expense decreased $7.7 million, or 75.5%, from $10.2 million for the three months ended March 31, 2001 to $2.5 million for the three months ended March 31, 2002. The decrease in interest expense for the three months ended March 31, 2002 was due primarily to the Company not accruing approximately $9.0 million of interest expense during the three months ended March 31, 2002 related to prepetition debt in accordance with SOP 90-7. This decrease is partially offset by the addition of interest expense in 2002 related to the DIP Facility.

     Reorganization Items. Reorganization items of approximately $6.1 million for the three months ended March 31, 2002 consist primarily of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company’s Chapter 11 filings, net of interest income earned on accumulated cash resulting from the Chapter 11 proceedings.

     Taxes. The Company has recorded an income tax benefit of approximately $0.1 million for the three months ended March 31, 2002. This benefit, which was recorded by our Canadian subsidiaries is partially offset by a provision recorded for domestic state taxes.

     Net Income. Net income decreased $9.6 million, from $0.2 million for the three months ended March 31, 2001 to a net loss of $9.4 million for the three months ended March 31, 2002. This decrease is a result of the items mentioned above offset by the cumulative effect of a change in accounting principle for the write off of negative goodwill of approximately $5.3 million.

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

Liquidity and Capital Resources

     Working Capital. At March 31, 2002, we had $2.1 million in cash and cash equivalents offset by a cash overdraft of $1.2 million resulting in a net cash position of $0.9 million compared to $2.8 million in cash and cash equivalents offset by a cash overdraft of $3.0 million resulting in a negative net cash position of $0.2 million as of December 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was approximately $4.4 million. Net cash used in investing activities for the three months ended March 31, 2002 was approximately $2.9 million, which consisted primarily of cash payments for capital expenditures and earnout obligations. Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $6.6 million, which included borrowings of approximately $9.2 million offset by debt and cash overdraft repayments of approximately $2.6 million.

     We had working capital of $107.5 million as of March 31, 2002, which does not include liabilities subject to compromise of approximately $434.7 million which otherwise would be recorded as current. These liabilities represent claims in existence prior to the Filing Date, which are generally stayed while the Debtors continue business operations as debtors-in-possession under Chapter 11 of the Bankruptcy Code. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of March 31, 2002 would be $327.2 million. Our working capital as of December 31, 2001 was $141.3 million excluding liabilities subject to compromise of approximately $455.1 million. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of December 31, 2001 would be $313.8 million.

     The Debtors have determined that insufficient collateral exists to cover the interest portion of scheduled payments on their prepetition debt obligations, including the obligations under the Credit Agreement and the senior subordinated notes, and therefore have discontinued accruing interest on these obligations. Contractual interest on these obligations, which has not been accrued, amounts to approximately $9.0 million for the three months ended March 31, 2002. Capital expenditures were $2.2 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

     In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration payable as of March 31, 2002 related to 2000 and 2001 operating performance amounted to approximately $9.0 million. As a result of the Chapter 11 filings, all additional consideration payable related to our domestic subsidiaries has been classified as liabilities subject to compromise.

     Indebtedness. As of March 31, 2002, we had a total of $419.5 million of indebtedness outstanding, which includes approximately $191.8 million outstanding under our Amended and Restated Credit Agreement (the “Credit Agreement”), $173.1 million of 11 1/2% Senior Subordinated Notes (the “Notes”), $45.6 million under the DIP Facility, $4.5 million under our Canadian credit agreement and $4.5 million of fixed asset and other notes payable.

     Of the $191.8 million of borrowings outstanding under the Credit Agreement, $94.3 million was borrowed under a term loan payable through 2006 and $97.5 million was borrowed under the revolving credit commitment. In connection with the Credit Agreement, the Company granted to BOA a security interest in essentially all of the assets, including receivables, of the Company.

     As a result of the Chapter 11 filings, approximately $369.0 million of our total debt outstanding has been classified as liabilities subject to compromise. This includes the $191.8 million of borrowings under the Credit Agreement and $173.1 million of Senior Subordinated Notes outstanding. It does not include the debt of our Canadian subsidiaries or the DIP Facility which was obtained after the Filing Date. In addition, we have not made interest payments on our obligations under the Credit Agreement since July of 2001 and did not make our semi-annual interest payment due October 15, 2001 under the Notes. As a result, approximately $12.4 million of prepetition accrued interest related to the Credit Agreement and the Notes has been included in liabilities subject to compromise. We have not accrued any interest on our prepetition debt obligations since the Filing Date.

     In October 2001, we entered into the DIP Facility that was subsequently amended and partially replaced in March 2002, which includes: 1) the Transit Revolver with CSFB for up to $30 million (subsequently increased to $45 million, as discussed below) of financing supporting the transit services division’s operations; 2) the Bond Support Facility with CSFB for up to $40 million of collateral supporting the transit services division’s project surety bonds underwritten by Travelers; 3) the Bonding Facility with Travelers for up to $100 million of surety bond commitment supporting the Debtor’s project bonding requirements; and 4) the TP&S Revolver with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments supporting the track services and products & services divisions’ operating cash obligations and project bonding requirements. The DIP Facility matures on September 30, 2002.

     Under the Transit Revolver (as amended and restated), we are obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 (together, with the Additional Fee for the TP&S Revolver referred to below, the “Additional Fees”) if we do not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%.

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

     Under the Bonding Facility we are obligated to pay: 1) to Travelers all premiums due for bonds issued within 60 days of issuance; 2) any broker’s fees or commissions for all bond issuances; and 3) to Travelers a monthly management fee of $10,000. In connection with the issuance of any bond under the Bonding Facility, and as a necessary condition precedent thereto, we must obtain collateral or letters of credit in an amount of 40% of the penal sum of such bond as security for such bond.

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

     On February 1, 2002, the Bankruptcy Court authorized the amendment and restatement of the Transit Revolver to, among other things, provide for an increase in the amount of the commitment thereunder from $30 million to $45 million, of which $15 million represents a letter of credit to secure certain of the Company’s insurance obligations. In connection with the amendment, the Company is obligated to pay a letter of credit issuance fee equal to $225,000, payable in four equal quarterly installments beginning on March 31, 2002. On March 5, 2002, the Bankruptcy Court authorized the Debtors to replace the TP&S Revolver with a substantially identical revolving facility. In connection with the replacement of the TP&S Revolver, the lenders under both the Transit Revolver and the TP&S Revolver agreed to extend the triggering deadlines for the payment of the Additional Fees referred to above to the dates indicated above. The Additional Fees accrued on April 30, 2002 and became due on May 7, 2002. We have reached an understanding with the lenders under the Transit Revolver to extend the payment date for the Additional Fee under the Transit Revolver and we are in the process of documenting such understanding. In addition, we have reached an understanding with the lenders under the TP&S Revolver to extend the payment date for the Additional Fee under the TP&S Revolver to 9 a.m. Monday, May 20, 2002, and we are currently in discussions concerning a further extension of such payment date. There can be no assurance that the lenders under the TP&S Revolver will agree to a further extension. As of May 1, 2002, approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $26.6 million was outstanding under the TP&S Revolver, consisting of $18.4 million of borrowings and $8.2 million of letters of credit; and we had approximately $11.7 million of collateral outstanding under the Bonding Facility.

     Our obligations under the DIP Facility are jointly and severally guaranteed by each of the other Debtors. Generally, pursuant to the DIP Facility agreements, we have granted to the DIP Facility lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens existing as of the Filing Date and other carve-outs and exceptions as fully described in the DIP Facility and the Bankruptcy Court orders related thereto) in all of the Debtors’ property. The DIP Facility agreements limit, among other things, our ability to incur additional indebtedness or obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, and to merge or consolidate with any other entity. The DIP Facility also limits our ability to file certain “Material Pleadings” in our Chapter 11 case, unless we first obtain the consent of BOA, CSFB and Travelers. Pleadings requiring the consent of BOA, CSFB and Travelers include, among others, a plan of reorganization and disclosure statement, material asset sale motions, and an employee retention plan motion. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants and DIP Facility usage covenants. The breach of any such provisions, to the extent not cured or waived within applicable grace or cure periods, could result in our inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the lenders under the DIP Facility, which could materially impair our ability to reorganize under Chapter 11 and could force us into a liquidation. In a liquidation, holders of our public and unsecured debt and holders of our equity would likely receive no value for their respective interests. There can be no assurance that the funding provided by the DIP Facilities will be sufficient to satisfy our working capital needs or that we will be able to secure additional financing if needed. We are currently in compliance with the covenants under the DIP Facility.

Contractual Obligations and Commitments. The following table presents projected payments and expirations under our contractual obligations and commercial commitments as of March 31, 2002 (in thousands):

	Payments Due and/or Expiration By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations
Long-term debt (a)	$269,323	$269,323	$—	$—	$—
Capital lease obligations (b)	2,638	2,306	332	—	—
Operating leases (c)	42,177	28,033	12,076	1,302	766

Total contractual cash obligations	$314,138	$299,662	$12,408	$1,302	$766

Other Commercial Commitments
Lines of Credit (d)	$147,568	$147,568	$—	$—	$—
Letters of Credit (e)	19,925	3,882	15,843	200	—

Total commercial commitments	$167,493	$151,450	$15,843	$200	$—

(a)	Long term debt includes approximately $173.1 million of Notes due in 2009, $94.3 million under the term loan portion of the Credit Agreement payable through 2006 and $2.0 million of seller notes due through 2002 related to the purchase of one of our subsidiaries. As a result of the bankruptcy, these obligations have been classified as liabilities subject to compromise in the consolidated balance sheet as of March 31, 2002 and have been included as due in less than one year for purposes of this schedule.

(b)	As a result of the bankruptcy, all of our capital lease obligations, with the exception of the capital lease obligations of our non-debtor Canadian subsidiaries, have been classified as liabilities subject to compromise in the consolidated balance sheet as of March 31, 2002 and have been included as due in less than one year for purposes of this schedule.

(c)	We lease various office buildings, machinery, equipment and vehicles under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

(d)	Lines of credit include $97.5 million under the revolving credit portion of the Credit Agreement due in 2004, $45.6 million under the DIP Facility due in 2002 and $4.5 million under our Canadian credit facility which is payable on demand with no set final maturity. As a result of the bankruptcy, the amount due under the revolving credit portion of the Credit Agreement has been classified as a liability subject to compromise in the consolidated balance sheet as of March 31, 2002 and has been included as due in less than one year for purposes of this schedule.

(e)	As of March 31, 2002, we had letters of credit and other collateral outstanding of approximately approximately $19.9 million under the DIP Facility.

     Certain of our subsidiaries lease their operating facilities from former Founding Company owners who remained employees or directors of the Company. We believe the rents to be the fair market rental value of the property.

     Certain executives of RailWorks have entered into employment agreements with the Company. In general, the employment agreements provide that, in the event of a termination of employment without cause, such employee will be entitled to receive from us an amount in cash equal to the employee’s then current annual base salary for the remainder of the term.

     The Company’s operations are subject to extensive federal, state and local regulations under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste, hazardous substances, underground and aboveground storage tanks and soil and groundwater contamination. We are also subject to certain federal, state and local environmental laws and regulations relating to the use of creosote. Creosote is used in certain of our manufacturing processes to treat wood railroad ties so that they can withstand exposure to outside elements. Creosote, a coal tar treated derivative, has been recognized by the environmental regulating agencies as a hazardous material. We believe that we are in compliance with all of the various regulations applicable to our business and we have not been notified of any violations by regulatory agencies.

Inflation

     We do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

Risk Factors

     This quarterly report may contain forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. You can find discussions containing forward-looking statements in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other sections. We use the words “believes,” “anticipates,” “expects”, “estimates,” “plans,” “intends” and similar expressions so as to identify forward-looking statements. All forward-looking statements involve substantial risks and uncertainties. There may be events in the future that we are not accurately able to predict, or over which we have no control.

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

     Some factors that may cause actual results to differ from projected results are:

     Under the Plan of Reorganization, Holders of Common Stock Will Receive No Value and Holders of the Publicly-Traded Debt Will Receive Minimal Value. You are likely to lose all or part of your investment in the Company’s Common Stock or debt. The Bankruptcy Code requires that all debts be paid in full before stockholders can receive any recovery in our restructuring. We cannot assure you that our restructuring will ultimately result in any value for our stockholders. In the event of our liquidation, we believe that our equity would have no value. Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt. All of our assets and the assets of all of our subsidiaries are pledged to secure our debt obligations under various secured debt facilities. Under applicable law, collateral for secured claims must be used first to satisfy secured claims. Our Plan which we filed with the Bankruptcy Court on March 15, 2002, provides that the holders of our public and other unsecured debt will receive 3% of the stock of the reorganized company and that the holders of equity will be eliminated entirely. The Company is continuing to negotiate certain terms and conditions of the plan of reorganization with their prepetition secured lenders and anticipates filing an amended plan of reorganization in the near term. It is anticipated that the terms and conditions of the amended plan of reorganization will differ from the terms and conditions of the plan of reorganization described above. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

     Bankruptcy Cases. Our commencement of Chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. In addition, our relationships with our customers and suppliers may suffer as a result of our bankruptcy. While in Chapter 11, we may sell or otherwise dispose of assets (subject to provisions of the DIP Facility and Bankruptcy Court approval), and liquidate or settle liabilities and claims, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements. Additionally, deadlines have been established for the assertion of pre-Filing Date claims against the Company (commonly referred to as bar dates), including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility. On March 15, as discussed previously, the Company filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore for itself and twenty-two of its domestic debtor subsidiaries. The Plan is subject to confirmation and Bankruptcy Court approval and requires the Debtors to have sufficient funds on hand on the effective date to comply with claim treatments as proposed in the Plan. There can be no assurance that the Company will in fact have such sufficient funds or that the Bankruptcy Court will approve the Plan. The Company is continuing to negotiate certain terms and conditions of the plan of reorganization with their prepetition secured lenders and anticipates filing an amended plan of reorganization in the near term. It is anticipated that the terms and conditions of the amended plan of reorganization will differ from the terms and conditions of the plan of reorganization described above.

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

     Our Access to Capital Markets and Timely Financial Reporting May be Impaired if We Need to Engage a New Independent Public Accounting Firm. On March 14, 2002, RailWorks’ independent public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. RailWorks’ access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to RailWorks or if for any other reason Arthur Andersen is unable to perform required audit-related services for RailWorks. In such case, RailWorks would promptly seek to engage a new independent public accounting firm or take such other actions as may be necessary to enable RailWorks to maintain access to the capital markets and to file timely its financial reports. Any such transition between accounting firms could cause us to incur substantial unforeseen costs, could delay our access to capital markets and could impair our ability to make timely SEC filings.

     Posting of Bonds. Our transit services group derives a substantial portion of its revenue from contracts entered into through a competitive bid process. Many projects that are competitively bid require us to post a bond to provide the customer with insurance in the event we are unable to complete the project. Prior to the Filing Date, Travelers furnished almost all of the bonding for such projects. In May 2001, Travelers indicated that, if it were to continue furnishing payment and performance bonds in support of our projects, it would be necessary for Travelers and our lenders to enter into an Inter-creditor Agreement by August 1, 2001. No inter-creditor agreement was reached prior to the Filing Date. Under the DIP Facility, Travelers has agreed to provide up to $100 million in postpetition payment and performance bonds in support of the Company’s projects. The Company’s ability to continue to secure new business will be significantly and adversely affected absent continued bonding from Travelers or another source because a large percentage of our business (particularly in the Transit Systems Group) is dependent upon the ability to furnish such bonds to owners and general contractors.

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

     Substantial Leverage. We have a substantial amount of debt outstanding (most of which is subject to compromise), which could adversely affect our financial health. Our substantial amount of debt could have important consequences for you. For example, it could:

•	limit our ability to obtain additional financing, if we need it, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

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

     Fixed Price Contracts. Fixed price contracts are typically awarded in the rail system services industry pursuant to a competitive bidding process. In compiling our bid on a particular project, we must estimate the time it will take to complete the project, along with the project’s labor and supply costs. These costs may be affected by a variety of factors, some of which may be beyond our control. If we cannot accurately predict the costs of fixed price contracts, certain projects could have lower margins than anticipated or we could suffer losses on the projects. From time to time we may incur unanticipated additional contract costs for which we seek recovery from customers. Recovery of such amounts involves various uncertainties and may require extended periods of negotiation, litigation or other costs. As a result of these uncertainties, amounts ultimately realized from these contracts may not be known for a significant period following completion of a contract, and lower contract margins or losses may result. Lower margins and losses could have a material adverse effect on our business, financial condition and results of operations.

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

     Dependence on Key Personnel. Our success depends to a significant extent upon the efforts and abilities of certain key senior managers at Company headquarters and at various of the Company’s operations. While we have entered into employment agreements with certain of these senior managers, we cannot be sure that such individuals will remain with us throughout the terms of their agreements, or thereafter. The loss of the services of one or more of these key employees before we are able to attract and retain qualified replacement personnel could have a material adverse effect on our business, financial condition and results of operations..

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk associated principally with changes in interest rates. Interest rate exposure has been principally limited to the $237.3 million of long-term debt under our revolving credit facility, term loan agreement and DIP Facility outstanding at March 31, 2002. All of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt could result in an approximately $1.2 million annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of March 31, 2002.

PART II. — OTHER INFORMATION

Item 1.              Legal Proceedings

     On September 20, 2001, the Company and 22 of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. The following are the material developments which have occurred since January 1, 2002:

•	On March 5, 2002 the Bankruptcy Court authorized the Company to replace the TP&S Revolver with a substantially identical revolving facility. In connection with the replacement of the TP&S Revolver, the lenders under both the Transit Revolver and the TP&S Revolver agreed to extend the triggering deadlines for the payment of an Additional Fee in the amount of $900,000 for the Transit Revolver and $750,000 for the TP&S Revolver if the Company did not have a plan of reorganization acceptable to CSFB, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. The Additional Fee accrued on April 30, 2002 and became due on May 7, 2002. The Company has reached an understanding with the lenders under the Transit Revolver to extend the payment date for the Additional Fee under the Transit Revolver and the parties are in the process of documenting such understanding. In addition, the Company has reached an understanding with the lenders under the TP&S Revolver to extend the payment date for the Additional Fee under the TP&S Revolver to 9 a.m. Monday, May 20, 2002, and the parties are currently in discussions concerning a further extension of such payment date. There can be no assurance that the lenders under the TP&S Revolver will agree to a further extension.

•	On March 15, 2002, the Company filed a plan of reorganization with the Bankruptcy Court. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $173.1 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. The Company is continuing to negotiate certain terms and conditions of the plan of reorganization with their prepetition secured lenders and anticipates filing an amended plan of reorganization in the near term. It is anticipated that the terms and conditions of the amended plan of reorganization will differ from the terms and conditions of the plan of reorganization described above. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

•	On April 2, 2002, the Company filed its disclosure statement which provides a summary of the Plan, as well as other information relevant to the Debtors’ businesses and reorganization cases. The Company intends to file an amended disclosure statement concurrently with its amended plan of reorganization.

Item 6.              Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K:

     A current Report on Form 8-K, which included and reported “Other events” under Item 5, was filed on January 22, 2002 and announced the resignation of Edward M. Cumberledge as a Vice President and the Chief Financial Officer of the Company and the election of Eric Schless as the acting Chief Financial Officer of the Company

     A current Report on Form 8-K, which included and reported “Other events” under Item 5, was filed on March 26, 2002 and announced the Company’s filing of a Plan of Reorganization in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) for itself and twenty-two of its domestic debtor subsidiaries.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002

RAILWORKS CORPORATION

/s/ Eric H. Schless

Eric H. Schless
acting Chief Financial Officer