Form 10-Q
period 2002-06-30
RAILWORKS CORP
filed 2002-08-19
CIK 1061857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

14,383,551 shares of Common Stock were outstanding as of August 1, 2002.

PART I. — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
JUNE 30, 2002 AND DECEMBER 31, 2001

(in thousands, except share and per share data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,269	$2,830
Accounts receivable, net of allowance for doubtful accounts of $14,770 and $14,170, respectively	171,983	174,429
Costs and estimated earnings in excess of billings on uncompleted contracts	36,083	40,693
Inventories:
Raw materials	11,058	10,192
Finished goods	13,735	12,578
Other current assets	9,976	12,250

Total current assets	244,104	252,972

PROPERTY, PLANT AND EQUIPMENT, NET	48,800	50,963

OTHER ASSETS:
Excess of cost over net assets acquired, net of amortization	205,315	204,812
Other	267	9,106

Total other assets	205,582	213,918

TOTAL	$498,486	$517,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise:
Current Liabilities:
Cash overdraft	$1,238	$2,995
Current maturities of long-term debt	55,399	41,523
Accounts payable	47,849	30,341
Accrued payroll and related withholdings	7,690	6,650
Accrued interest payable	1,658	477
Billings in excess of costs and estimated earnings on uncompleted contracts	18,834	13,809
Other accrued liabilities	19,925	15,865

Total current liabilities	152,593	111,660

Long-term debt, net of current maturities	730	346
Deferred tax liability	568	551
Excess of acquired net assets over cost, net of amortization	—	5,323
Other liabilities	4,026	4,978

Total long-term liabilities	5,324	11,198

Total liabilities not subject to compromise	157,917	122,858
Liabilities subject to compromise	428,876	455,065

Total liabilities	586,793	577,923

Minority interest	1,944	1,749
Stockholders’ Deficit:
Series A, convertible preferred stock, $1.00 par value, authorized 10,000,000 shares, 13,700 shares issued and outstanding	14	14
Common stock, $0.01 par value, authorized 100,000,000 shares, 15,512,585 shares issued and 14,383,551 outstanding at June 30, 2002 and December 31, 2001	155	155
Treasury Stock	(2,667)	(2,667)
Officer Loans, net	—	(1,876)
Additional paid-in capital	136,572	136,572
Accumulated other comprehensive loss	(965)	(1,969)
Retained deficit	(223,360)	(192,048)

Total stockholders’ deficit	(90,251)	(61,819)

TOTAL	$498,486	$517,853

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands, except share and per share data)

	(Unaudited)
	2002	2001

Revenue	$144,157	$198,280
Costs of revenue	125,793	191,113

Gross profit	18,364	7,167
Selling, general and administrative expenses	19,438	17,324
Restructuring and other unusual charges	—	650

Operating loss	(1,074)	(10,807)

Interest expense	(2,377)	(10,258)
Interest and other (expense) income	(219)	153
Loss on sale of subsidiary	—	(13,964)

Loss before reorganization items, income taxes, minority interest and extraordinary item	(3,670)	(34,876)
Reorganization items	(17,599)	—

Loss before income taxes, minority interest and extraordinary item	(21,269)	(34,876)
Provision for income taxes	473	3,244

Loss before minority interest and extraordinary item	(21,742)	(38,120)
Minority interest, net of tax	(161)	60

Net loss before extraordinary item	(21,903)	(38,060)
Extraordinary gain on extinguishment of debt, net of tax	—	537

Net loss	$(21,903)	$(37,523)

Basic and diluted loss per share before extraordinary item	$(1.52)	$(2.48)
Basic and diluted earnings per share from extinguishment of debt	—	.04
Basic and diluted loss per share	$(1.52)	$(2.44)

Weighted average shares used in computing basic income (loss) per share	14,383,551	15,354,450

Weighted average shares used in computing diluted income (loss) per share	14,383,551	15,354,450

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands, except share and per share data)

	(Unaudited)
	2002	2001

Revenue	$255,435	$368,668
Costs of revenue	225,738	331,391

Gross profit	29,697	37,277
Selling, general and administrative expenses	37,200	36,078
Restructuring and other unusual charges	—	881

Operating income (loss)	(7,503)	318

Interest expense	(4,827)	(20,493)
Interest and other (expense) income	(50)	527
Loss on sale of subsidiary	—	(14,576)

Loss before reorganization items, income taxes, minority interest, extraordinary item and change in accounting principle	(12,380)	(34,224)
Reorganization items	(23,709)	—

Loss before income taxes, minority interest, extraordinary item and change in accounting principle	(36,089)	(34,224)
Provision for income taxes	385	3,744

Loss before minority interest, extraordinary item and change in accounting principle	(36,474)	(37,968)
Minority interest, net of tax	(161)	60

Net loss before extraordinary item and change in accounting principle	(36,635)	(37,908)
Extraordinary gain on extinguishment of debt, net of tax	—	537

Net loss before change in accounting principle	(36,635)	(37,371)
Effect of change in accounting principle, net of tax	5,323	—

Net loss	$(31,312)	$(37,371)

Basic and diluted loss per share before extraordinary item and change in accounting principle	$(2.55)	$(2.47)
Basic and diluted earnings per share from extinguishments of debt	—	.04
Basic and diluted earnings per share from change in accounting principle	0.37	—

Basic and diluted loss per share	$(2.18)	$(2.43)

Weighted average shares used in computing basic income (loss) per share	14,383,551	15,362,063

Weighted average shares used in computing diluted income (loss) per share	14,383,551	15,362,063

RAILWORKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(in thousands) (Unaudited)

	(Unaudited)
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,312)	$(37,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,450	10,523
Deferred tax valuation allowance	—	2,964
Non-cash gain on extinguishment of bonds	—	(537)
Non-cash reorganization items	8,787	—
Effect of change in accounting principle	(5,323)	—
Minority interest	161	—
Bond discount amortization	—	36
Loss (gain) on sale of equipment	271	(128)
Loss on sale of subsidiary	—	14,576
Other non-cash charges	1,876	(630)
Change in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	7,056	(28,093)
Inventories	(2,411)	872
Other current assets	2,274	(1,000)
Accounts payable	(8,781)	29,337
Accrued payroll and related withholdings	1,040	3,624
Accrued interest payable	1,180	(601)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,025	(5,672)
Other accrued liabilities	4,641	2,680
Other assets	965	827
Other liabilities	(960)	(1,198)

Net cash used in operating activities	(9,061)	(9,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	509	351
Purchase of equipment and leasehold improvements	(4,469)	(6,378)
Proceeds from sale of subsidiary	—	23,126
Acquisition of subsidiaries, net of cash acquired	—	(48)
Distribution from minority interest	34	—
Contingent earn-out payments	(1,098)	(3,239)

Net cash provided by (used in) investing activities	(5,024)	13,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	(1,757)	(7,717)
Net activity on revolving line of credit	(500)	10,635
Payment of loan origination fees	—	(171)
Net change in debtor-in-possession funding	14,355	—
Proceeds from fixed asset borrowings	508	284
Repayments of fixed asset borrowings	(416)	(3,877)
Repayments of term loan	—	(4,972)
Repayments of sellers notes	—	(3,457)
Proceeds from exercise of stock options	—	4

Net cash provided by (used in) financing activities	12,190	(9,271)

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS	334	(327)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,561)	(5,577)
CASH AND CASH EQUIVALENTS, beginning of period	2,830	7,138

CASH AND CASH EQUIVALENTS, end of period	$1,269	$1,561

See Notes to Consolidated Financial Statements.

RAILWORKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. Operating results for the three or six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     On September 20, 2001, RailWorks Corporation and twenty-two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division) (See Note 2). The Company’s ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of its debtor-in-possession (“DIP”) financing and the ability to generate sufficient cash flow from operations and financing arrangements to fund ongoing operations. There can be no assurance that the Company will be able to confirm a plan or comply with the terms of the DIP Facility. As of August 1, 2002, the amount outstanding under the Company’s Transit Revolver (as defined below) totaled $45.0 million, the maximum amount permitted under the facility, of which $30.0 million was outstanding borrowings and $15.0 million was a letter of credit supporting the Company’s commercial insurance. At that date, the amount outstanding under the TP&S Revolver (as defined below) was $31.7 million, consisting of $21.2 million of outstanding borrowings and $10.5 million of letters of credit outstanding. We had $11.7 million of collateral outstanding under the Bonding Facility (as defined below). No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so. Failure to do so coupled with a failure to obtain additional funding for the transit services segment could result in the discontinuation of this business segment. These financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities or any other adjustments that might result should the Company be unable to continue as a going concern.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, the Company has three reportable segments: (1) transit services, (2) rail track services and (3) rail products and services. The transit services segment provides transit construction and rehabilitation services, general electrical contracting, power generation facilities contracting, as well as installation of signaling, communications and electrical systems. The rail track services segment provides design, engineering, construction, rehabilitation and repair and maintenance of track systems. The rail products and services segment provides a broad range of rail related products, including treated wood ties. The Company evaluates performance based on profit or loss from operations before income taxes, interest income and expense, and non-recurring gains and losses.

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

     SOP 90-7 states, among other things, that revenues, expenses, realized gains and losses, and provisions from losses resulting from the reorganization and the restructuring of the business should be reported separately as reorganization items in the consolidated statement of operations. The consolidated balance sheets at June 30, 2002 and December 31, 2001 distinguish between prepetition liabilities that are subject to compromise and those that are not, such as fully secured liabilities that are not expected to be compromised. If there is uncertainty about whether a secured claim is under secured, or will be impaired under the reorganization plan, the entire amount of the claim is included with liabilities subject to compromise. See Note 2 for more information on liabilities classified as subject to compromise and amounts recorded as reorganization items.

     Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Implementation of this statement did not have an effect on the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill commencing January 1, 2002, which resulted in the Company not recording approximately $1.3 million and $2.7 million of amortization expense during the three and six months ended June 30, 2002, respectively. Had the Company adopted SFAS No. 142 effective January 1, 2001, the Company would not have recorded approximately $1.7 million and $3.1 million of amortization expense during the three and six months ended June 30, 2001, respectively.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three months ended June 30, 2002 and 2001 (in thousands, except per share data).

	(Unaudited)
	2002	2001

Reported net loss before extraordinary item	$(21,903)	$(38,060)
Add back: goodwill amortization (net of tax)	—	1,734

Adjusted net loss before extraordinary item	$(21,903)	$(36,326)

Reported basic and diluted loss per share before extraordinary item	$(1.52)	$(2.48)
Add back: goodwill amortization (net of tax)	—	.11

Adjusted basic and diluted loss per share before extraordinary item	$(1.52)	$(2.37)

     The following table provides the comparable effects of adoption of SFAS No. 142 for the six months ended June 30, 2002 and 2001 (in thousands, except per share data).

	(Unaudited)
	2002	2001

Reported net loss before extraordinary item and change in accounting principle	$(36,635)	$(37,908)
Add back: goodwill amortization (net of tax)	—	3,097

Adjusted net loss before extraordinary item and change in accounting principle	$(36,635)	$(34,811)

Reported basic and diluted loss per share before extraordinary item and change in accounting principle	$(2.55)	$(2.47)
Add back: goodwill amortization (net of tax)	—	.20

Adjusted basic and diluted loss per share before extraordinary item and change in accounting principle	$(2.55)	$(2.27)

     The Company is currently in the process of testing goodwill for impairment under SFAS No. 142. The first step of the process, which was required to be completed by June 30, 2002, requires the Company to determine whether the carrying value of its reporting units exceeds the fair value of those reporting units. As of June 30, 2002, the Company has identified seven reporting units with associated goodwill and has determined that the carrying value exceeds the fair value for each of these reporting units. The second step of the process requires the Company to determine the measurement of the impairment. The Company expects to complete such impairment analysis by December 31, 2002. While the Company has not determined the measurement of the impairment as of June 30, 2002, it believes that this statement will require a material impairment charge on the Company’s financial statements upon final implementation. Further, upon emergence from Chapter 11 Bankruptcy, the Company may be required to record an additional charge to write off the goodwill to the extent that it exceeds excess reorganization value of the Company upon emergence.

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

     On May 1, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

     The Company has already adopted or will adopt the above accounting pronouncements upon emergence from bankruptcy.

     Officers Loans

     The Company has loans, which are secured by RailWorks common stock, outstanding to current or former offices of the Company. During the third quarter of 2001, the Company forgave both the principal and interest on certain of these loans, which were extended to former officers, through foreclosure of the Company's stock, which was held as collateral. This stock has been classified as treasury stock in the accompanying consolidated balance sheets. During the three months ended June 30, 2002, the Company recorded additional compensation expense of approximately $1.8 million to establish a reserve for the entire balance of the remaining officer loans outstanding. This charge has been included in selling, general and administrative expenses on the consolidated statements of operations for the three and six months ended June 30, 2002.

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

     The recognition of revenues and costs in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1: “Accounting for Performance of Construction-Type and Certain Production Type Contracts” (“SOP 81-1”) involves considerable use of estimates and is complicated by the need to evaluate continually the uncertainties inherent in the performance of contracts and by the need to rely on estimates of revenues, costs and the extent of progress toward completion of contracts. Operating in Chapter 11 bankruptcy and related problems with subcontractors and customers provides even more risk and uncertainty in the estimates. Changes in these estimates can cause significant volatility in the Company’s financial results.

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

     Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors’ debtor-in-possession financing arrangements (collectively, as amended, restated and/or replaced, the “DIP Facility”) with Bank of America, N.A. (“BOA”), for itself and as agent for a syndicate of lenders, Matlin Patterson Global Opportunities Fund L.P. (“Matlin Patterson”), for itself and Stonehill Capital Management, and Travelers Casualty & Surety Company of America (“Travelers”). Matlin Patterson, a private investment fund formerly known as CSFB Global Opportunities Advisers, LLC, was spun off by Credit Suisse First Boston on July 16, 2002. Credit Suisse First Boston no longer has any affiliation with Matlin Patterson other than as a limited partner. Matlin Patterson Global Partners LLC is the general partner of Matlin Patterson and Matlin Patterson Global Advisors LLC is its investment advisor. The DIP Facility includes an Amended and Restated DIP Transit Revolving Credit Agreement (the “Transit Revolver”) for up to $30.0 million in borrowings and a $15.0 million letter of credit in support of our company-wide liability and casualty insurance in connection with the Debtors’ rail transit division; a DIP Transit Bonding Facility (the “Bonding Facility”) for up to $100.0 million in bonding commitment to support our project bonding requirements; a DIP Bond Support Credit Agreement (the “Bond Support Facility”) with Matlin Patterson for up to $40.0 million of collateral support for the transit services division’s project surety bonds underwritten by Travelers; and a DIP Financing Agreement, as replaced on March 5, 2002 (the “TP&S Revolver”) with certain lenders represented by BOA as administrative agent for up to $35.0 million of financing and letter of credit commitments to support the track services and products and services divisions’ operating cash obligations and project bonding requirements. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of August 1, 2002 approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $31.7 million was outstanding under the TP&S Revolver, consisting of $21.2 million in borrowings and $10.5 million of letters of credit outstanding; and we had $11.7 million of collateral outstanding under the Bonding Facility. No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so.

     Under the Transit Revolver (as amended and restated), the Company is obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 (together, with the Additional Fee for the TP&S Revolver referred to below, the “Additional Fees”) if it does not have a plan of reorganization acceptable to Matlin Patterson, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%.

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

     Under the TP&S Revolver, the Company is obligated to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000; 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; 4) a monthly adequate protection payment of $500,000; and 5) an Additional Fee of $750,000 if it does not have a plan of reorganization acceptable to Matlin Patterson, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

     The Additional Fees discussed above became due on May 7, 2002. As of the date of this filing, the Company has not paid the Additional Fees. A liability for these fees is included in other accrued liabilities on the accompanying consolidated balance sheet as of June 30, 2002.

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

     The Debtors have determined that insufficient financial resources exist to cover the interest portion of scheduled payments on their prepetition debt obligations and therefore in accordance with SOP 90-7 have discontinued accruing interest on these obligations. Contractual interest on these obligations, which has not been accrued for, amounts to approximately $9.0 million and $18.0 million for the three and six months ended June 30, 2002, respectively.

     On March 15, 2002, the Debtors filed a plan of reorganization (as the same has been or may be amended, the “Plan”) in the U.S. Bankruptcy Court for the District of Maryland in Baltimore. On June 18, 2002, the Debtors filed a first amended version of the Plan, and on August 2, 2002, the Debtors filed a second amended version of the Plan. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note and certain preferred stock, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $174.0 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive (if their Plan class votes to accept the Plan) 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

     Liabilities Subject to Compromise

     The principal categories of claims reclassified in the consolidated balance sheets and included in “liabilities subject to compromise” at June 30, 2002 and December 31, 2001 are identified below (in thousands). These amounts may be subject to further adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured, and the value of any security interests securing such claims or other events.

	June 30, 2002	December 31, 2001

Senior subordinated notes due 2009	$174,000	$173,073
Revolving credit agreement due 2004	97,513	97,513
Term note due through 2006	94,278	94,278
Accounts payable	31,959	58,249
Accrued interest	12,400	12,400
Deferred earnout obligations	7,672	7,672
Other accrued liabilities	3,648	4,166
Fixed asset and other notes payable	2,083	2,382
Other long-term liabilities	2,140	2,149
Promissory notes payable in 2002	1,972	1,972
Warrants payable	1,211	1,211

Total prepetition liabilities subject to compromise	$428,876	$455,065

     Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, construction contracts and other unexpired executory prepetition contracts, subject to Bankruptcy Court approval. As of June 30, 2002 the Debtors have rejected certain construction and executory contracts with approval from the Bankruptcy Court. The Debtors cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts that have been rejected or may be rejected in the future.

     Reorganization Expenses

     The Company has incurred reorganization related charges of approximately $17.6 million and $23.7 million for the three and six months ended June 30, 2002, respectively, which, in accordance with SOP 90-7, have been reflected in the reorganization items line of the consolidated statements of operations. Reorganization costs for the three months ended June 30, 2002 consist of approximately $6.8 million of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company’s Chapter 11 filings, $1.5 million of adequate protection fees paid to the Company’s prepetition secured lenders and $9.3 million related to the write off of deferred financing costs and issuance discounts related to the Company’s prepetition debt.

3. EARNINGS PER SHARE

     The Company reports its earnings (loss) per share in basic and diluted earnings per share. Basic earnings per share (“EPS”) is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the potentially dilutive effect of contingently issuable shares and the dilutive effect, if any, which would occur if outstanding options and warrants to purchase common stock were exercised. Approximately 1.4 million of contingently issuable common shares were outstanding during both the three and six months ended June 30, 2002 and 2001 but were not included in the computation of Diluted EPS as the effect would be anti-dilutive. Certain options to purchase shares of common stock were outstanding during both the three and six months ended June 30, 2002 and 2001 but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares.

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

     As of December 31, 2001, approximately $0.6 million remained as accrued restructuring costs for employee termination benefits under the 2000 Restructuring Plan. There has been no activity in this accrual during the six months ended June 30, 2002.

5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     The following table presents supplemental cash flow information for the six months ended June 30, 2002 and 2001, respectively (in thousands):

	(Unaudited)
	2002	2001

Cash paid during the period for interest	$794	$12,970
Cash paid during the period for income taxes	387	4,319
Reorganization items paid, net of interest earned	7,801	—

6. LONG-TERM DEBT

     Due to the Company’s failure to comply with certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of its prepetition debt obligations except those held by the Canadian subsidiaries. Except as otherwise may be determined by the Bankruptcy Court, and subject to any statutory exceptions, the automatic stay afforded by the Chapter 11 filings prevents any action from being taken with regard to any of the defaults under the Company’s prepetition debt obligations. These prepetition debt obligations related to the Company and its domestic subsidiaries are classified as liabilities subject to compromise at June 30, 2002 and December 31, 2001. See Note 2 for additional information on these prepetition debt obligations.

     Long-term debt consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

	(Unaudited)
	2002	2001

Debtor-in-possession financing	$50,755	$36,400
Canadian credit facility	4,500	5,000
Fixed asset and other notes payable	873	469

	56,128	41,869
Less current portion	55,398	41,523

	$730	$346

7. CAPITAL STOCK AND STOCK INCENTIVE PLAN

     The Stock Incentive Plan reserves for issuance 2,000,000 shares of common stock of the Company. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company’s Board of Directors. During the second quarter of 2002, there were no options issued under the Stock Incentive Plan.

8. COMPREHENSIVE LOSS

     The following table summarizes the components of comprehensive loss for the three months ended June 30, 2002 and 2001 (in thousands):

	(Unaudited)
	2002	2001

TOTAL COMPREHENSIVE LOSS:
Net loss	$(21,903)	$(37,523)
Foreign currency translation gain (loss)	1,192	324

Total comprehensive loss	$(20,711)	$(37,199)

     The following table summarizes the components of comprehensive loss for the six months ended June 30, 2002 and 2001 (in thousands):

	(Unaudited)
	2002	2001

TOTAL COMPREHENSIVE LOSS:
Net loss	$(31,312)	$(37,371)
Foreign currency translation gain (loss)	1,004	(597)

Total comprehensive loss	$(30,308)	$(37,968)

9. SEGMENT REPORTING

     The following table presents certain financial data as of and for the three months ended June 30, 2002 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	79,920	25,430	40,776	—	146,126
Inter-segmental revenue	—	1,573	396	—	1,969
Depreciation/amortization	388	1,068	1,596	120	3,172
Segment operating profit (loss)	357	1,154	2,164	(4,749)	(1,074)
Costs and estimated earnings in excess of billings on uncompleted contracts	29,166	307	6,610	—	36,083
Segment assets	223,157	133,100	171,665	31,736	559,658

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	146,126
Elimination of inter-segment revenues	(1,969)

Consolidated revenues	144,157

ASSETS:
Total assets for reportable segments	559,658
Elimination of inter-segment receivables	(61,172)

Consolidated assets	498,486

     The Company’s Canadian operations produced revenues for the three month period ended June 30, 2002 of approximately $9.4 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $24.6 million as of June 30, 2002.

     The following table presents certain financial data as of and for the three months ended June 30, 2001 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	$112,868	$31,513	$55,956	$—	$200,337
Inter-segmental revenue	—	1,622	435	—	2,057
Depreciation/amortization	1,197	1,086	2,645	351	5,279
Segment operating profit (loss)	(14,784)	2,079	4,139	(2,241)	(10,807)
Costs and estimated earnings in excess of Billings on uncompleted contracts	46,260	437	8,398	—	55,095
Segment assets	280,841	131,265	177,075	25,523	614,704

     The segment data presented above as of and for the three months ended June 30, 2001 has been restated to reflect changes in the organization of the Company’s segment structure.

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	$200,337
Elimination of inter-segment revenues	(2,057)

Consolidated revenues	$198,280

ASSETS:
Total assets for reportable segments	$614,704
Elimination of inter-segment receivables	(45,046)

Consolidated assets	$569,658

     The Company’s Canadian operations produced revenues for the three month period ended June 30, 2001 of $10.1 million. The net book value of long-lived assets relating to the Canadian operations amounted to $26.9 million as of June 30, 2001.

     The following table presents certain financial data as of and for the six months ended June 30, 2002 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	146,920	43,461	68,214	—	258,595
Inter-segmental revenue	—	2,576	584	—	3,160
Depreciation/amortization	904	2,067	3,144	335	6,450
Segment operating profit (loss)	1,002	588	(1,445)	(7,648)	(7,503)
Costs and estimated earnings in excess of billings on uncompleted contracts	29,166	307	6,610	—	36,083
Segment assets	223,157	133,100	171,665	31,736	559,658

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	258,595
Elimination of inter-segment revenues	(3,160)

Consolidated revenues	255,435

ASSETS:
Total assets for reportable segments	559,658
Elimination of inter-segment receivables	(61,172)

Consolidated assets	498,486

     The Company’s Canadian operations produced revenues for the six month period ended June 30, 2002 of approximately $14.6 million. The net book value of long-lived assets relating to the Canadian operations amounted to approximately $24.6 million as of June 30, 2002.

     The following table presents certain financial data as of and for the six months ended June 30, 2001 by reportable segment (in thousands) (Unaudited):

			RAIL
	TRANSIT	RAIL PRODUCTS	TRACK	OTHER/
	SERVICES	AND SERVICES	SERVICES	CORPORATE	TOTAL

Total revenues for reportable segments	$216,118	$57,239	$99,937	$—	$373,294
Inter-segmental revenue	—	3,151	1,475	—	4,626
Depreciation/amortization	2,022	2,376	5,427	698	10,523
Segment operating profit (loss)	(3,509)	3,951	5,022	(5,146)	318
Costs and estimated earnings in excess of Billings on uncompleted contracts	46,260	437	8,398	—	55,095
Segment assets	280,841	131,265	177,075	25,523	614,704

     The segment data presented above as of and for the six months ended June 30, 2001 has been restated to reflect changes in the organization of the Company’s segment structure.

     The Company’s reconciliation of segment totals to enterprise values is as follows (in thousands):

REVENUES:
Total revenues for reportable segments	$373,294
Elimination of inter-segment revenues	(4,626)

Consolidated revenues	$368,668

ASSETS:
Total assets for reportable segments	$614,704
Elimination of inter-segment receivables	(45,046)

Consolidated assets	$569,658

     The Company’s Canadian operations produced revenues for the six month period ended June 30, 2001 of $16.3 million. The net book value of long-lived assets relating to the Canadian operations amounted to $26.9 million as of June 30, 2001.

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

     Set forth below are condensed consolidating financial statements for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

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

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$436	$567	$266	$—		$1,269
Accounts receivable, net	—	166,686	5,297	—		171,983
Costs and estimated earnings in excess of billings on uncompleted contracts	—	35,251	832	—		36,083
Inventories:
Raw materials	—	7,698	3,360	—		11,058
Finished goods	—	12,480	1,255	—		13,735
Due from affiliates	—	—	3,965	(3,965	)(a)	—
Due from parent company	12,897	—		(12,897	)(a)	—
Other current assets	4,091	4,055	1,830	—		9,976

Total current assets	17,424	226,737	16,805	(16,862)		244,104

INVESTMENT IN SUBSIDIARIES	347,628	—	—	(347,628	)(b)	—

PROPERTY, PLANT AND EQUIPMENT, NET	822	40,400	7,578	—		48,800

OTHER ASSETS:
Excess of cost over acquired net assets, net	—	188,441	16,874	—		205,315
Other	—	248	19	—		267

Total other assets	—	188,689	16,893	—		205,582

Total	$365,874	$455,826	$41,276	$(364,490)		$498,486

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Cash overdraft	$(4,329)	$5,567	$—	$—		$1,238
Current maturities of long-term debt	50,755	—	4,644	—		55,399
Accounts payable	225	45,165	2,459	—		47,849
Accrued payroll and related withholdings	—	7,061	629	—		7,690
Accrued interest payable	1,584	58	16	—		1,658
Billings in excess of costs and estimated earnings on uncompleted contracts	—	18,561	273	—		18,834
Due to parent company	—	10,038	2,859	(12,897	)(a)	—
Due to affiliates	—	3,965	—	(3,965	)(a)	—
Other accrued liabilities	13,502	4,514	1,909	—		19,925

Total current liabilities	61,737	94,929	12,789	(16,862)		152,593

LONG TERM DEBT, NET	—	—	730	—		730
DEFERRED TAX LIABILITY	—	—	568	—		568
OTHER LIABILITIES	—	4,001	25	—		4,026

Total long-term liabilities	—	4,001	1,323	—		5,324

Total liabilities not subject to compromise	61,737	98,930	14,112	(16,862)		157,917

LIABILITIES SUBJECT TO COMPROMISE	391,069	37,807	—			428,876
Total liabilities	452,806	136,737	14,112	(16,862)		586,793
MINORITY INTEREST	—	1,944	—	—		1,944
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series A, convertible preferred stock	14	—	—	—		14
Common stock	125	2,816	378	(3,164	)(b)	155
Treasury stock	(2,667)	—	—	—		(2,667)
Officer loans, net	—	—	—	—		—
Additional paid-in capital	136,572	364,248	24,221	(388,469	)(b)	136,572
Accumulated other comprehensive income (loss)	—	—	(965)	—		(965)
Retained earnings (deficit)	(220,976)	(49,919)	3,530	44,005	(b)	(223,360)

Total stockholders’ (deficit) equity	(86,932)	317,145	27,164	(347,628)		(90,251)

Total	$365,874	$455,826	$41,276	$(364,490)		$498,486

(a)	Elimination of inter-company receivables.
(b)	Elimination of investments in subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$135,482	$9,424	$(749	)(a)	$144,157
Cost of revenue	—	119,213	7,329	(749	)(a)	125,793

Gross profit	—	16,269	2,095	—		18,364
Selling, general and administrative expenses	4,692	13,663	1,083	—		19,438

Operating (loss) income	(4,692)	2,606	1,012	—		(1,074)
Equity in earnings (loss) of subsidiaries	(315)	—	—	315	(b)	—
Interest expense	(2,127)	(50)	(200)	—		(2,377)
Interest and other (expense) income	(274)	64	(9)	—		(219)

Income (loss) before reorganization items, income taxes and minority	(7,408)	2,620	803	315		(3,670)
Reorganization items	(17,599)	—	—	—		(17,599)

Income (loss) before income taxes and minority interest	(25,007)	2,620	803	315		(21,269)
Provision for income taxes	—	80	393	—		473

Income (loss) before minority interest	(25,007)	2,540	410	315		(21,742)
Minority interest, net	—	(161)	—	—		(161)

Net income (loss)	$(25,007)	$2,379	$410	$315		$(21,903)

(a)	Elimination of inter-company revenue.
(b)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$242,387	$14,575	$(1,527	)(a)	$255,435
Cost of revenue	—	215,365	11,900	(1,527	)(a)	225,738

Gross profit	—	27,022	2,675	—		29,697
Selling, general and administrative expenses	7,564	27,520	2,116	—		37,200

Operating (loss) income	(7,564)	(498)	559	—		(7,503)
Equity in earnings (loss) of subsidiaries	(6,299)	—	—	6,299	(b)	—
Interest expense	(4,466)	(83)	(278)	—		(4,827)
Interest and other (expense) income	(279)	177	52	—		(50)

Income (loss) before reorganization items, income taxes, minority interest and effect of change in accounting principle	(18,608)	(404)	333	6,299		(12,380)
Reorganization items	(23,709)	—	—	—		(23,709)

Income (loss) before income taxes, minority interest and effect of change in accounting principle	(42,317)	(404)	333	6,299		(36,089)
Provision for income taxes	—	160	225	—		385

Income (loss) before minority interest and effect of change in accounting principle	(42,317)	(564)	108	6,299		(36,474)
Minority interest, net	—	(161)	—	—		(161)

Income (loss) before effect of change in accounting principle	(42,317)	(725)	108	6,299		(36,635)
Effect of change in accounting principle, net	—	5,323	—	—		5,323

Net income (loss)	$(42,317)	$4,598	$108	$6,299		$(31,312)

(a)	Elimination of inter-company revenue.
(b)	Elimination of equity in earnings of subsidiaries

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,317)	$4,598	$108	$6,299	(a)	$(31,312)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	335	5,238	877	—		6,450
Non-cash reorganization items	8,787	—	—	—		8,787
Effect of change in accounting principle	—	(5,323)	—	—		(5,323)
Minority interest in losses	—	161	—	—		161
Equity in earnings of subsidiaries	6,299	—	—	(6,299	)(a)	—
Loss (gain) on sale of equipment	270	36	(35)	—		271
Other non-cash charges	1,876	—	—	—		1,876
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	—	7,508	(452)	—		7,056
Inventories	—	(2,667)	256	—		(2,411)
Other current assets	2,898	(643)	19	—		2,274
Accounts payable	80	(9,885)	1,024	—		(8,781)
Accrued payroll and related withholdings	—	795	245	—		1,040
Accrued interest payable	1,142	37	1	—		1,180
Billings in excess of costs and estimated earnings on uncompleted contracts	—	5,906	(881)	—		5,025
Other accrued liabilities	6,292	(1,702)	51	—		4,641
Other assets	975	(14)	4	—		965
Other liabilities	—	(960)	—	—		(960)
Due (to/from affiliates	—	1,938	(1,938)	—		—
Due (to)/from parent company	480	(1,592)	1,112	—		—

Net cash provided (used in) by operating activities	(12,883)	3,431	391	—		(9,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	194	315	—		509
Purchase of equipment and leasehold improvements	(17)	(3,320)	(1,132)	—		(4,469)
Distribution from minority interest	—	34	—	—		34
Contingent earn-out payments	—	—	(1,098)	—		(1,098)

Net cash provided by (used in) investing activities	(17)	(3,092)	(1,915)	—		(5,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash overdraft	(4,329)	2,572	—	—		(1,757)
Net activity on revolving line of credit	—	—	(500)	—		(500)
Net change in debtor-in-possession funding	14,355	—	—	—		14,355
Proceeds from fixed asset borrowings	—	—	508			508

Repayment of fixed asset borrowings	—	(368)	(48)	—		(416)

Net cash provided by (used in) financing activities	10,026	2,204	(40)	—		12,190

EXCHANGE RATE ON CASH	—	—	334	—		334

NET (DECREASE) INCREASE IN CASH	(2,874)	2,543	(1,230)	—		(1,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,310	(1,976)	1,496	—		2,830

CASH AND CASH EQUIVALENTS, END OF PERIOD	$436	$567	$266	$—		$1,269

(a)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

(In Thousands) (Unaudited)

	DEBTORS-IN-POSSESSION

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$3,310	$(1,976)	$1,496	$—		$2,830
Accounts receivable, net	—	169,208	5,221	—		174,429
Costs and estimated earnings in excess of billings on uncompleted contracts	—	40,237	456	—		40,693
Inventories:
Raw materials	—	6,191	4,001	—		10,192
Finished goods	—	11,708	870	—		12,578
Due from affiliates	—	—	2,027	(2,027	)(a)	—
Due from parent company	13,377	—	—	(13,377	)(a)	—
Other current assets	6,989	3,412	1,849	—		12,250

Total current assets	23,676	228,780	15,920	(15,404)		252,972

INVESTMENT IN SUBSIDIARIES	353,926	—	—	(353,926	)(b)	—

PROPERTY, PLANT AND EQUIPMENT, NET	1,410	42,146	7,407	—		50,963

OTHER ASSETS:
Excess of cost over acquired net assets, net	—	188,440	16,372	—		204,812
Other	8,835	246	25	—		9,106

Total other assets	8,835	188,686	16,397	—		213,918

Total	$387,847	$459,612	$39,724	$(369,330)		$517,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Cash overdraft	$—	$2,995	$—	$—		$2,995
Current maturities of long-term debt	36,400	66	5,057	—		41,523
Accounts payable	126	28,780	1,435	—		30,341
Accrued payroll and related withholdings	—	6,266	384	—		6,650
Accrued interest payable	442	20	15	—		477
Billings in excess of costs and estimated earnings on uncompleted contracts	—	12,655	1,154	—		13,809
Due to parent company	—	11,630	1,747	(13,377	)(a)	—
Due to affiliates	—	2,027	—	(2,027	)(a)	—
Other accrued liabilities	7,210	5,695	2,960	—		15,865

Total current liabilities	44,178	70,134	12,752	(15,404)		111,660

LONG TERM DEBT, NET	—	—	346	—		346
DEFERRED TAX LIABILITY	—	—	551	—		551
EXCESS OF ACQUIRED NET ASSETS OVER COST, NET	—	5,323	—	—		5,323
OTHER LIABILITIES	—	4,954	24	—		4,978

Total long-term liabilities	—	10,277	921	—		11,198

Total liabilities not subject to compromise	44,178	80,411	13,673	(15,404)		122,858

LIABILITIES SUBJECT TO COMPROMISE	390,161	64,904	—			455,065
Total liabilities	434,339	145,315	13,673	(15,404)		577,923
MINORITY INTEREST	—	1,749	—			1,749
STOCKHOLDERS’ (DEFICIT) EQUITY:
Series A, convertible preferred stock	14	—	—	—		14
Common stock	125	2,816	378	(3,164	)(b)	155
Treasury stock	(2,667)	—	—	—		(2,667)
Officer loans, net	(1,876)	—	—	—		(1,876)
Additional paid-in capital	136,572	364,248	24,221	(388,469	)(b)	136,572
Accumulated other comprehensive income (loss)	—	—	(1,969)	—		(1,969)
Retained earnings (deficit)	(178,660)	(54,516)	3,421	37,707	(b)	(192,048)

Total stockholders’ (deficit) equity	(46,492)	312,548	26,051	(353,926)		(61,819)

Total	$387,847	$459,612	$39,724	$(369,330)		$517,853

(a)	Elimination of inter-company receivables.
(b)	Elimination of investments in subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001

(In Thousands) (Unaudited)

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$189,255	$10,090	$(1,065	)(a)	$198,280
Cost of revenue	—	184,521	7,657	(1,065	)(a)	191,113

Gross profit	—	4,734	2,433	—		7,167
Selling, general and administrative expenses	3,515	12,816	993	—		17,324
Restructuring and other unusual charges	1,514	(864)	—	—		650

Operating income (loss)	(5,029)	(7,218)	1,440	—		(10,807)
Equity in loss of subsidiaries	(29,958)	—	—	29,958	(b)	—
Interest expense	(10,030)	(135)	(93)	—		(10,258)
Other (expense) income	1	162	(10)	—		153
Loss on sale of subsidiary	1,247	(15,211)	—	—		(13,964)

Income (loss) before income taxes, minority interest and extraordinary item	(43,769)	(22,402)	1,337	29,958		(34,876)
Provision for income taxes	—	2,726	518	—		3,244

Income (loss) before minority interest and extraordinary item	(43,769)	(25,128)	819	29,958		(38,120)
Minority interest in losses	—	60	—	—		60

Income (loss) before extraordinary item	(43,769)	(25,068)	819	29,958		(38,060)
Extraordinary gain on extinguishment of debt	537	—	—	—		537

Net income (loss)	$(43,232)	$(25,068)	$819	$29,958		$(37,523)

(a)	Elimination of intercompany revenue.
(b)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

(In Thousands) (Unaudited)

	RAILWORKS		NON-
	CORPORATION	GUARANTOR	GUARANTOR
	(PARENT CO. ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

Revenue	$—	$354,195	$16,267	$(1,794	)(a)	$368,668
Cost of revenue	—	320,494	12,691	(1,794	)(a)	331,391

Gross profit	—	33,701	3,576	—		37,277
Selling, general and administrative expenses	6,160	27,545	2,373	—		36,078
Restructuring and other unusual charges	1,745	(864)	—	—		881

Operating (loss) income	(7,905)	7,020	1,203	—		318
Equity in loss of subsidiaries	(22,623)	—	—	22,623	(b)	—
Interest expense	(19,872)	(389)	(232)	—		(20,493)
Other (expense) income	(8)	455	80	—		527
Loss on sale of subsidiary	635	(15,211)	—	—		(14,576)

Income (loss) before income taxes, minority interest and extraordinary item	(49,773)	(8,125)	1,051	22,623		(34,224)
Provision for income taxes	—	3,313	431	—		3,744

Income (loss) before minority interest and extraordinary item	(49,773)	(11,438)	620	22,623		(37,968)
Minority interest in losses	—	60	—	—		60

Income (loss) before extraordinary item	(49,773)	(11,378)	620	22,623		(37,908)
Extraordinary gain on extinguishment of debt	537	—	—	—		537

Net income (loss)	$(49,236)	$(11,378)	$620	$22,623		$(37,371)

(a)	Elimination of inter-company revenue.
(b)	Elimination of equity in earnings of subsidiaries.

RAILWORKS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

(In Thousands) (Unaudited)

	RAILWORKS
	CORPORATION		NON-
	(PARENT CO.	GUARANTOR	GUARANTOR
	ONLY)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,236)	$(11,378)	$620	$22,623	(a)	$(37,371)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	687	8,605	1,231	—		10,523
Deferred tax valuation allowance	—	2,964	—			2,964
Non-cash gain on extinguishment of bonds	(537)	—	—			(537)
Non-cash restructuring and other special charges	234	(864)	—			(630)
Provision for accounts receivable, claims, loss contracts and costs and estimated earnings in excess of billings	—	21,115	—			21,115
Bond discount amortization	36	—	—	—		36
Equity in earnings of subsidiaries	22,623	—	—	(22,623	)(a)	—
Gain on sale of equipment	—	(55)	(73)	—		(128)
Loss on sale of subsidiary	(635)	15,211	—	—		14,576
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings In excess of billings on uncompleted contracts	—	(48,956)	(252)	—		(49,208)
Inventories	—	320	552	—		872
Other current assets	7	(1,445)	438	—		(1,000)
Accounts payable and accrued liabilities	1,259	27,946	132	—		29,337
Accrued payroll and related withholdings	11	3,385	228	—		3,624
Accrued interest payable	(637)	1	35	—		(601)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(5,510)	(162)	—		(5,672)
Other current liabilities	2,277	521	(118)	—		2,680
Other assets	283	526	18	—		827
Other liabilities	(68)	(1,031)	(99)	—		(1,198)
Due (to/from affiliates	—	(237)	237	—		—
Due (to)/from parent company	998	(232)	(766)	—		—

Net cash (used in) provided by operating activities	(22,698)	10,886	2,021	—		(9,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	177	174	—		351
Purchase of equipment and leasehold improvements	(358)	(5,081)	(939)	—		(6,378)
Proceeds from sale of subsidiary	23,388	(262)	—	—		23,126
Acquisitions of subsidiaries, net of cash acquired	—	(48)	—	—		(48)
Contingent earn-out payments	(3,239)	—	—	—		(3,239)

Net cash provided by (used in) investing activities	19,791	(5,214)	(765)	—		13,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(1,164)	(6,993)	440	—		(7,717)
Net activity on revolving line of credit	12,085	—	(1,450)	—		10,635
Payment of loan origination fees	(171)	—	—	—		(171)
Proceeds from fixed asset borrowings	—	238	46	—		284
Repayments of fixed asset borrowings	—	(3,816)	(61)	—		(3,877)
Repayments of term loan	(4,972)	—	—	—		(4,972)
Repayments of seller notes	(3,457)	—	—			(3,457)
Proceeds from exercise of stock options	4	—	—	—		4

Net cash used in financing activities	2,325	(10,571)	(1,025)	—		(9,271)

EXCHANGE RATE EFFECT ON CASH	—	18	(345)			(327)

NET (DECREASE) INCREASE IN CASH	(582)	(4,881)	(114)	—		(5,577)
CASH AND CASH EQUIVALENTS, beginning of period	1,532	5,420	186	—		7,138

CASH AND CASH EQUIVALENTS, end of period	$950	$539	$72	$—		$1,561

(a)	Elimination of equity in earnings of subsidiaries.

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

     Our consolidated balance sheet as of June 30, 2002 includes all companies that were owned as of June 30, 2002. Our consolidated statement of operations for the three and six months ended June 30, 2002 and statement of cash flows for the six months ended June 30, 2002 includes the results of operations and cash flows of all companies owned as of June 30, 2002. There were no acquisitions or dispositions during the three or six months ended June 30, 2002. Our consolidated balance sheet as of December 31, 2001 includes all companies that were owned as of December 31, 2001. During the second quarter of 2001, we sold Railworks W.T. Byler, LP. Our statement of operations for the three and six months ended June 30, 2001 and statement of cash flows for the six months ended June 30, 2001 include the results of operations and cash flows of all companies owned as of June 30, 2001 and the results of operations and cash flows of Railworks W.T. Byler, LP, through the date of disposition. There were no acquisitions during the three or six months ended June 30, 2001.

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

     Our ability to continue as a going concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP facility and the ability to generate sufficient cash flow from operations and financing arrangements to fund ongoing operations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility or the credit facilities under the proposed Plan. As of August 1, 2002, the amount outstanding under the Company’s Transit Revolver totaled $45.0 million, the maximum amount permitted under the facility, of which $30.0 million was outstanding borrowings and $15.0 million was a letter of credit supporting the Company’s commercial insurance. At that date, the amount outstanding under the TP&S Revolver was $31.7 million, consisting of $21.2 million of outstanding borrowings and $10.5 million of letters of credit outstanding. We had $11.7 million of collateral outstanding under the Bonding Facility. No further borrowing capacity presently exists under the Transit Revolver. The lack of additional availability under the Transit Revolver will require that the transit services segment internally generate the cash necessary to fund its operations and its share of the administrative costs of reorganization, but there is no assurance that it will be able to do so. Failure to do so coupled with a failure to obtain additional funding for the transit services segment could result in the discontinuation of this business segment.

     Since the Filing Date, the Bankruptcy Court has approved, on a final basis, the Debtors’ debtor-in-possession financing arrangements (collectively, as amended, restated and/or replaced, the “DIP Facility”) with Bank of America, N.A. (“BOA”), for itself and as agent for a syndicate of lenders, Matlin Patterson Global Opportunities Fund L.P. (“Matlin Patterson”), for itself and Stonehill Capital Management, and Travelers Casualty & Surety Company of America (“Travelers”). Matlin Patterson, a private investment fund formerly known as CSFB Global Opportunities Advisers, LLC, was spun off by Credit Suisse First Boston on July 16, 2002. Credit Suisse First Boston no longer has any affiliation with Matlin Patterson other than as a limited partner. Matlin Patterson Global Partners LLC is the general partner of Matlin Patterson and Matlin Patterson Global Advisors LLC is its investment advisor. The DIP Facility includes an Amended and Restated DIP Transit Revolving Credit Agreement (the “Transit Revolver”) for up to $30.0 million in borrowings and a $15.0 million letter of credit in support of our company wide liability and casualty insurance in connection with the Debtors’ rail transit division; a DIP Transit Bonding Facility (the “Bonding Facility”) for up to $100.0 million in bonding commitment to support our project bonding requirements; a DIP Bond Support Credit Agreement (the “Bond Support Facility”) with Matlin Patterson for up to $40.0 million of collateral support for the transit services division’s project surety bonds underwritten by Travelers; and a DIP Financing Agreement, as replaced on March 5, 2002 (the “TP&S Revolver”) with certain lenders represented by BOA as administrative agent for up to $35.0 million of financing and letter of credit commitments to support the track services and products and services divisions’ operating cash obligations and project bonding requirements. The Debtors intend to utilize the DIP Facility and existing cash flow to fund ongoing operations during the Chapter 11 proceedings. As of August 1, 2002 approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $31.7 million was outstanding under the TP&S Revolver, consisting of $21.2 million in borrowings and $10.5 million of letters of credit outstanding; and we had $11.7 million of collateral outstanding under the Bonding Facility.

     On March 15, 2002, the Debtors filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore. On June 18, 2002, the Debtors filed a first amended plan version of the Plan, and on August 2, 2002, the Debtors filed a second amended version of the Plan. The Plan contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note and certain preferred stock, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $174.0 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will receive (if their Plan class votes to accept the Plan) 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. Confirmation of the Plan, which remains subject to supplementation, modification and amendment, also remains subject to Bankruptcy Court approval and certain other conditions.

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

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires companies to cease amortizing goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill commencing January 1, 2002, which resulted in the Company not recording approximately $1.3 million and $2.7 million of amortization expense during the three and six months ended June 30, 2002, respectively. Had the Company adopted SFAS No. 142 effective January 1, 2001, the Company would not have recorded approximately $1.7 million and $3.1 million of amortization expense during the three and six months ended June 30, 2001, respectively.

     The following table provides the comparable effects of adoption of SFAS No. 142 for the three months ended June 30, 2002 and 2001 (in thousands, except per share data).

	(Unaudited)
	2002	2001

Reported net loss before extraordinary item	$(21,903)	$(38,060)
Add back: goodwill amortization (net of tax)	—	1,734

Adjusted net loss before extraordinary item	$(21,903)	$(36,326)

Reported basic and diluted loss per share before extraordinary item	$(1.52)	$(2.48)
Add back: goodwill amortization (net of tax)	—	.11

Adjusted basic and diluted loss per share before extraordinary item	$(1.52)	$(2.37)

     The following table provides the comparable effects of adoption of SFAS No. 142 for the six months ended June 30, 2002 and 2001 (in thousands, except per share data).

	(Unaudited)
	2002	2001

Reported net loss before extraordinary item and change in accounting principle	$(36,635)	$(37,908)
Add back: goodwill amortization (net of tax)	—	3,097

Adjusted net loss before extraordinary item and change in accounting principle	$(36,635)	$(34,811)

Reported basic and diluted loss per share before extraordinary item and change in accounting principle	$(2.55)	$(2.47)
Add back: goodwill amortization (net of tax)	—	.20

Adjusted basic and diluted loss per share before extraordinary item and change in accounting principle	$(2.55)	$(2.27)

     The Company is currently in the process of testing goodwill for impairment under SFAS No. 142. The first step of the process, which was required to be completed by June 30, 2002, requires the Company to determine whether the carrying value of its reporting units exceeds the fair value of those reporting units. As of June 30, 2002, the Company has identified seven reporting units with associated goodwill and has determined that the carrying value exceeds the fair value for each of these reporting units. The second step of the process requires the Company to determine the measurement of the impairment. The Company expects to complete such impairment analysis by December 31, 2002. While the Company has not determined the measurement of the impairment as of June 30, 2002, it believes that this statement will require a material impairment charge on the Company’s financial statements upon final implementation. Further, upon emergence from Chapter 11 Bankruptcy, the Company may be required to record an additional charge to write off the goodwill to the extent that it exceeds excess reorganization value of the Company upon emergence.

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

     On May 1, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

Results of Operations

     Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

     Revenue. Revenue decreased $54.1 million, or 27.3%, from $198.3 million for the three months ended June 30, 2001 to $144.2 million for the three months ended June 30, 2002. A portion of the decrease in revenue for the three months ended June 30, 2002 was attributable to our decision to lessen our transit services segment’s exposure to the power and industrial and commercial sectors as well as a lack of new projects in that segment. Revenue also decreased in our rail track services group due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler during 2001. Additional decreases resulted from the winding down of a project in our rail products and services group as well as liquidity constraints and other effects of operating in bankruptcy during 2002.

     Transit services revenue decreased $33.0 million, or 29.2%, from $112.9 million for the three months ended June 30, 2002 to $79.9 million for the three months ended June 30, 2002. The majority of this decrease in revenue for the three months ended June 30, 2002 is a result of our decision to lessen our exposure to the power and industrial and commercial sectors. In addition, in our core transit business we lack sufficient revenues from new projects to offset revenues of those completed since the second quarter of 2001.

     Rail track services revenue decreased $15.1 million, or 27.2%, from $55.5 million for the three months ended June 30, 2001 to $40.4 million for the three months ended June 30, 2002. This decrease is primarily the result of the inclusion of a full quarter of revenue in 2001 from the civil and maintenance divisions of RailWorks W.T. Byler, LP, which was sold during the second quarter of 2001.

     Rail products and services revenue decreased $6.0 million, or 20.1%, from $29.9 million for the three months ended June 30, 2001 to $23.9 million for the three months ended June 30, 2002. This decrease in revenue for the three months ended June 30, 2002 is primarily a result of the winding down of our railroad construction contract in Panama.

     Gross Profit. Gross profit increased $11.2 million, or 155.6%, from $7.2 million for the three months ended June 30, 2001 to $18.4 million for the three months ended June 30, 2002. This increase is primarily the result of increased gross profit in the transit services division partially offset by decreased gross profit in the rail track services and rail products and services segments. As a result, the gross profit percentage increased from 3.6% for the three months ended June 30, 2001 to 12.8% for the three months ended June 30, 2002.

     Transit services gross profit increased $14.3 million from a loss of $7.0 million for the three months ended June 30, 2001 to gross profit of $7.3 million for the three months ended June 30, 2002. This increase is primarily the result of decreased gross profit of approximately $21.1 million during the three months ended June 30, 2001 due to required provisions for contract claims and other contract exposures on several power and industrial and commercial projects. This increase is partially offset by decreased gross profit during the three months ended June 30, 2002 as a result of the decrease in revenue discussed above, changes in management’s estimates to complete on several contracts in our commercial and transit sectors as well as the application of percentage of completion accounting to management’s lowered profit estimates made during the course of 2001 for ongoing projects. The gross profit percentage increased from negative 6.1% for the three months ended June 30, 2001 to 9.1% for the three months ended June 30, 2002 as a result of the items mentioned above.

     Rail track services gross profit decreased $1.6 million, or 18.4%, from $8.7 million for the three months ended June 30, 2001 to $7.1 million for the three months ended June 30, 2002. The decrease in gross profit for the rail track services segment for the three months ended June 30, 2002 is primarily due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler in the second quarter of 2001. The gross profit percentage increased from 15.7 % for the three months ended June 30, 2001 to 17.6 % for the three months ended June 30, 2002 primarily as a result of the sale of the division discussed above which has lower margins than the remainder of the rail track services segment.

     Rail products and services gross profit decreased $1.5 million, or 27.3%, from $5.5 million for the three months ended June 30, 2001 to $4.0 million for the three months ended June 30, 2002. This decrease in gross profit for the three months ended June 30, 2002 is partially a result of the winding down of our railroad construction contract in Panama. The remaining decrease was caused by liquidity constraints and other effects of operating in bankruptcy. As a result of the foregoing, the gross profit percentage decreased from 20.0% for the three months ended June 30, 2001 to 16.8% for the three months ended June 30, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million or 12.1%, from $17.3 million for the three months ended June 30, 2001 to $19.4 million for the three months ended June 30, 2002. Approximately $1.8 million of the increase in selling, general and administrative expenses for the three months ended June 30, 2002 was due to additional compensation expense recorded at corporate to reserve for the remaining outstanding balance of officer stock grant loans receivable. The remaining increase was the result of higher insurance costs in the rail track services and rail products and services segments during 2002 and additional provisions for uncollectable accounts receivable, partially offset by the cessation of amortization of goodwill in 2002 in accordance with SFAS No. 142. As a percentage of revenue, selling, general and administrative expenses increased from 8.4% for the three months ended June 30, 2001 to 13.5% for the three months ended June 30, 2002. This increase was primarily the result of the items mentioned above as well as the decrease in revenue discussed above.

     Transit services selling, general and administrative expenses decreased $0.8 million or 10.3%, from $7.8 million for the three months ended June 30, 2001 to $7.0 million for the three months ended June 30, 2002. The decrease in selling, general and administrative expenses for the three months ended June 30, 2002 was due primarily to the cessation of amortization of goodwill in 2002 and decreased insurance costs in 2002 partially offset by additional selling, general and administrative expenses related to additional provisions for uncollectable accounts receivable. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.8% for the three months ended June 30, 2001 to 8.8% for the three months ended June 30, 2002. This percentage increase was primarily the result of the decrease in revenue discussed above.

     Rail track services selling, general and administrative expenses increased $0.1 million, or 2.1%, from $4.8 million for the three months ended June 30, 2001 to $4.9 million for the three months ended June 30, 2002. The increase in selling, general and administrative expenses for the three months ended June 30, 2002 was due primarily to increased insurance costs in 2002 partially offset by the cessation of amortization of goodwill in 2002. As a percentage of segment revenue, selling, general and administrative expenses increased from 8.6% for the three months ended June 30, 2001 to 12.1% for the three months ended June 30, 2002. This percentage increase was primarily the result the decrease in revenue discussed above.

     Rail products and services selling, general and administrative expenses decreased $0.4 million, or 12.5%, from $3.2 million for the three months ended June 30, 2001 to $2.8 million for the three months ended June 30, 2002. The decrease in selling, general and administrative expenses for the three months ended June 30, 2002 was due partially to the cessation of amortizing goodwill in 2002 in addition to savings from the development of a centralized hub for our rail services division. As a percentage of segment revenue, selling, general and administrative expenses increased from 11.6% for the three months ended June 30, 2001 to 11.7% for the three months ended June 30, 2002. This percentage increase was primarily the result the decrease in revenue discussed above.

     Corporate selling, general and administrative expenses increased $3.2 million, or 213.3%, from $1.5 million for the three months ended June 30, 2001 to $4.7 million for the three months ended June 30, 2002. Approximately $1.8 million of this increase was due to additional compensation expense recorded to reserve for the remaining outstanding balance of officer stock grant loans receivable. The remainder of the increase was the result of decreased selling general and administrative expenses during the three months ended June 30, 2001 from the release of corporate reserves that were determined to be excess. As a percentage of total revenue, selling, general and administrative expenses increased from 0.8% for the three months ended June 30, 2001 to 3.3% for the three months ended June 30, 2002. The percentage increase was primarily due to the items mentioned above as well as the decrease in revenue discussed above.

     Operating Loss. Operating loss decreased $9.7 million, from a loss of $10.8 million for the three months ended June 30, 2001 to a loss of $1.1 million for the three months ended June 30, 2002. This increase is primarily a result of the items mentioned above.

     Interest Expense. Interest expense decreased $7.9 million, or 76.7%, from $10.3 million for the three months ended June 30, 2001 to $2.4 million for the three months ended June 30, 2002. The decrease in interest expense for the three months ended June 30, 2002 was due primarily to the Company not accruing approximately $9.0 million of interest expense during the three months ended June 30, 2002 related to prepetition debt in accordance with SOP 90-7. This decrease is partially offset by the addition of interest expense in 2002 related to the DIP Facility.

     Reorganization Items. In accordance with SOP 90-7, we have recorded approximately 17.6 million of reorganization costs for the three months ended June 30, 2002. These reorganization costs consist of approximately $6.8 million of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company’s Chapter 11 filings, $1.5 million of adequate protection fees paid to our prepetition secured lenders and $9.3 million related to the write off of deferred financing costs and issuance discounts related to our prepetition debt.

     Taxes. The Company has recorded an income tax provision of approximately $0.5 million for the three months ended June 30, 2002. This amount includes a provision for our Canadian subsidiaries in addition to a provision recorded for domestic state taxes.

     Net Loss. Net loss decreased $15.6 million, from a loss of $37.5 million for the three months ended June 30, 2001 to a loss of $21.9 million for the three months ended June 30, 2002. This decrease in net loss is a result of the items mentioned above. The net loss for the three months ended June 30, 2001 is net of an extraordinary gain from the extinguishments of bonds of approximately $0.5 million.

     Six months Ended June 30, 2002 Compared to the Six months Ended June 30, 2001.

     Revenue. Revenue decreased $113.3 million, or 30.7%, from $368.7 million for the six months ended June 30, 2001 to $255.4 million for the six months ended June 30, 2002. A portion of the decrease in revenue for the six months ended June 30, 2002 was attributable to our decision to lessen our transit services segment’s exposure to the power and industrial and commercial sectors as well as a lack of new projects in that segment. Revenue also decreased in our rail track services group due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler during 2001. Additional decreases resulted from the winding down of a project in our rail products and services group as well as liquidity constraints and other effects of operating in bankruptcy during 2002.

     Transit services revenue decreased $69.2 million, or 32.0%, from $216.1 million for the six months ended June 30, 2002 to $146.9 million for the six months ended June 30, 2002. The majority of this decrease in revenue for the six months ended June 30, 2002 is a result of our decision to lessen our exposure to the power and industrial and commercial sectors. In addition, in our core transit business we lack sufficient revenues from new projects to offset revenues of those completed since the second quarter of 2001.

     Rail track services revenue decreased $30.9 million, or 31.4%, from $98.5 million for the six months ended June 30, 2001 to $67.6 million for the six months ended June 30, 2002. This decrease is primarily the result of the inclusion of a full quarter of revenue in 2001 from the civil and maintenance divisions of RailWorks W.T. Byler, LP, which was sold during the second quarter of 2001.

     Rail products and services revenue decreased $13.2 million, or 24.4%, from $54.1 million for the six months ended June 30, 2001 to $40.9 million for the six months ended June 30, 2002. This decrease in revenue for the six months ended June 30, 2002 is primarily a result of the winding down of our railroad construction contract in Panama.

     Gross Profit. Gross profit decreased $7.5 million, or 20.2%, from $37.2 million for the six months ended June 30, 2001 to $29.7 million for the six months ended June 30, 2002. A portion of the decrease in gross profit for the six months ended June 30, 2002 is directly related to the shortfall in revenue earned during the period as well as the sales of FCM Rail. Ltd and the civil and maintenance divisions of RailWorks W.T. Byler during 2001. Additionally, increased estimates of costs to complete resulting from liquidity constraints and other operational factors caused a deterioration of gross profit margins. These decreases were partially offset by required provisions for contract claims and other contract exposures in the transit services segment recorded during the six months ended June 30, 2001. As a result of the foregoing, the gross profit percentage increased from 10.1% for the six months ended June 30, 2001 to 11.6% for the six months ended June 30, 2002.

     Transit services gross profit increased $3.7 million, or 33.3%, from $11.1 million for the six months ended June 30, 2001 to gross profit of $14.8 million for the six months ended June 30, 2002. This increase is the result of decreased gross profit due to required provisions of approximately $21.1 million for contract claims and other contract exposures on several power and industrial and commercial projects during the six months ended June 30, 2001. The increase is partially offset by decreased gross profit during the six months ended June 30, 2002 as a result of the decrease in revenue discussed above, changes in management’s estimates to complete on several contracts in our commercial and transit sectors and the application of percentage of completion accounting to management’s lowered profit estimates made during the course of 2001 for ongoing projects. As a result of the foregoing, the gross profit percentage increased from 5.1% for the six months ended June 30, 2001 to 10.1% for the six months ended June 30, 2002.

     Rail track services gross profit decreased $6.5 million, or 43.3%, from $15.0 million for the six months ended June 30, 2001 to $8.5 million for the six months ended June 30, 2002. The decrease in gross profit for the rail track services segment for the six months ended June 30, 2002 is primarily due to the sale of the civil and maintenance divisions of RailWorks W.T. Byler in the second quarter of 2001. The remainder of this decrease is attributable to management’s estimates of greater costs to complete on several projects due to complications of operating in bankruptcy.

The gross profit percentage decreased from 15.2% for the six months ended June 30, 2001 to 12.6% for the six months ended June 30, 2002 primarily as a result of the items mentioned above.

     Rail products and services gross profit decreased $4.7 million, or 45.8%, from $11.1 million for the six months ended June 30, 2001 to $6.4 million for the six months ended June 30, 2002. This decrease in gross profit for the six months ended June 30, 2002 is partially a result of the winding down of our railroad construction contract in Panama. A portion of the decrease is also due to the inclusion of FCM Rail, Ltd. for a portion of the six months ended June 30, 2001 prior to its sale. The remaining decrease was caused by liquidity constraints and other effects of operating in bankruptcy. As a result of the foregoing, the gross profit percentage decreased from 20.7% for the six months ended June 30, 2001 to 15.7% for the six months ended June 30, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million or 3.0%, from $36.1 million for the six months ended June 30, 2001 to $37.2 million for the six months ended June 30, 2002. Selling, general and administrative expenses increased approximately $1.8 million for the six months ended June 30, 2002 due to additional compensation expense recorded at corporate to reserve for the remaining outstanding balance of officer stock grant loans receivable. Additional increases resulted from increased insurance costs in the rail track services and rail products and services segments during 2002 and additional provisions for uncollectable accounts receivable. These increases were partially offset by the cessation of amortization of goodwill in 2002 in accordance with SFAS No. 142. As a percentage of revenue, selling, general and administrative expenses increased from 9.8% for the six months ended June 30, 2001 to 14.6% for the six months ended June 30, 2002. This increase was primarily the result of the items mentioned above as well as the decrease in revenue discussed above.

     Transit services selling, general and administrative expenses decreased $0.8 million or 5.5%, from $14.6 million for the six months ended June 30, 2001 to $13.8 million for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses for the six months ended June 30, 2002 was due primarily to the cessation of amortization of goodwill in 2002 and decreased insurance costs in 2002 partially offset by additional selling, general and administrative expenses related to additional provisions for uncollectable accounts receivable. As a percentage of segment revenue, selling, general and administrative expenses increased from 6.8% for the six months ended June 30, 2001 to 9.4% for the six months ended June 30, 2002. This percentage increase was primarily the result of the decrease in revenue discussed above.

     Rail track services selling, general and administrative expenses increased $0.3 million, or 2.9%, from $10.2 million for the six months ended June 30, 2001 to $9.9 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses for the six months ended June 30, 2002 was due primarily to increased insurance costs in 2002 partially offset by the cessation of amortization of goodwill in 2002. As a percentage of segment revenue, selling, general and administrative expenses increased from 10.4% for the six months ended June 30, 2001 to 14.6% for the six months ended June 30, 2002. This percentage increase was primarily the result the decrease in revenue discussed above.

     Rail products and services selling, general and administrative expenses decreased $1.4 million, or 19.4%, from $7.2 million for the six months ended June 30, 2001 to $5.8 million for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses for the six months ended June 30, 2002 was due partially to the cessation of amortization of goodwill in 2002 in addition to savings from the development of a centralized hub for our rail services division. As a percentage of segment revenue, selling, general and administrative expenses increased from 13.3% for the six months ended June 30, 2001 to 14.2% for the six months ended June 30, 2002. This percentage decrease was primarily the result of the cessation of goodwill amortization and the savings from the centralized hub discussed above.

     Corporate selling, general and administrative expenses increased $3.6 million, or 87.8%, from $4.1 million for the six months ended June 30, 2001 to $7.7 million for the six months ended June 30, 2002. Approximately $1.8 million of this increase was due to additional compensation expense recorded to reserve for the remaining outstanding balance of officer stock grant loans receivable. The remaining increase was due to decreased selling general and administrative expenses during the six months ended June 30, 2001 from the release of corporate reserves that were determined to be excess. As a percentage of total revenue, selling, general and administrative expenses increased from 1.1% for the six months ended June 30, 2001 to 2.3% for the six months ended June 30, 2002. The percentage increase was primarily due to the items mentioned above as well as the decrease in revenue discussed above.

     Operating Income. Operating income decreased $7.8 million, from $0.3 million for the six months ended June 30, 2001 to a loss of $7.5 million for the six months ended June 30, 2002. This decrease is primarily a result of the items mentioned above.

     Interest Expense. Interest expense decreased $15.7 million, or 76.6%, from $20.5 million for the six months ended June 30, 2001 to $4.8 million for the six months ended June 30, 2002. The decrease in interest expense for the six months ended June 30, 2002 was due primarily to the Company not accruing approximately $18.0 million of interest expense during the six months ended June 30, 2002 related to prepetition debt in accordance with SOP 90-7. This decrease was partially offset by the addition of interest expense in 2002 related to the DIP Facility.

     Reorganization Items. In accordance with SOP 90-7, we have recorded approximately 23.7 million of reorganization costs for the three months ended June 30, 2002. These reorganization costs consist of approximately $11.4 million of professional and advisory fees incurred that are directly associated with the reorganization proceedings under the Company’s Chapter 11 filings, $3.0 million of adequate protection fees paid to our prepetition secured lenders and $9.3 million related to the write off of deferred financing costs and issuance discounts related to our prepetition debt.

     Taxes. The Company has recorded an income tax provision of approximately $0.4 million for the six months ended June 30, 2002. This amount includes a provision for our Canadian subsidiaries in addition to a provision recorded for domestic state taxes.

     Net Loss. Net loss decreased $6.1 million from a loss $37.4 million for the six months ended June 30, 2001 to a loss of $31.3 million for the six months ended June 30, 2002. This decrease in net loss is a result of the items mentioned above as well as a gain from a change in accounting principle related to the write off of negative goodwill in accordance with SFAS 142. The net loss for the six months ended June 30, 2001 is net of an extraordinary gain from the extinguishments of bonds of approximately $0.5 million.

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

Liquidity and Capital Resources

     Working Capital. At June 30, 2002, we had $1.3 million in cash and cash equivalents offset by a cash overdraft of $1.2 million resulting in a net cash position of $0.1 million compared to $2.8 million in cash and cash equivalents offset by a cash overdraft of $3.0 million resulting in a negative net cash position of $0.2 million as of December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was approximately $9.1 million. Net cash used in investing activities for the six months ended June 30, 2002 was approximately $5.0 million, which consisted primarily of cash payments for capital expenditures and earnout obligations. Net cash provided by financing activities for the six months ended June 30, 2002 was approximately $12.2 million, which included borrowings of approximately $14.9 million offset by debt and cash overdraft repayments of approximately $2.7 million.

     We had working capital of $91.5 million as of June 30, 2002, which does not include liabilities subject to compromise of approximately $428.9 million which otherwise would be recorded as current. These liabilities represent claims in existence prior to the Filing Date, which are generally stayed while the Debtors continue business operations as debtors-in-possession under Chapter 11 of the Bankruptcy Code. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of June 30, 2002 would be $337.4 million. Our working capital as of December 31, 2001 was $141.3 million excluding liabilities subject to compromise of approximately $455.1 million. Including such liabilities subject to compromise as current liabilities, our working capital deficit as of December 31, 2001 would have been $313.8 million.

     The Debtors have determined that insufficient financial resources exist to cover the interest portion of scheduled payments on their prepetition debt obligations, including the obligations under the Credit Agreement and the senior subordinated notes, and therefore have discontinued accruing interest on these obligations. Contractual interest on these obligations, which has not been accrued, amounts to approximately $9.0 and $18.0 million for the three and six months ended June 30, 2002. Capital expenditures were $4.5 million and $6.4 million for the six months ended June 30, 2002 and 2001, respectively. Historically, capital expenditures have been, and future expenditures are anticipated to be, primarily to support expansion of our operations, including our management information systems. Our capital expenditures over the next several years, as a percentage of revenues, are expected to decrease compared to those of the past two fiscal years.

     In connection with certain acquisitions, we have agreed to pay additional consideration based on operating results of the acquired entity. The payment of any such contingent consideration could result in an increase in the purchase prices of such acquisitions and, as a result, additional goodwill. Additional consideration payable as of June 30, 2002 related to 2000 and 2001 operating performance amounted to approximately $8.9 million. As a result of the Chapter 11 filings, additional consideration payable of approximately $7.7 million related to our domestic subsidiaries has been classified as liabilities subject to compromise.

     Indebtedness. As of June 30, 2002, we had a total of $426.0 million of indebtedness outstanding, which includes approximately $191.8 million outstanding under our Amended and

Restated Credit Agreement (the “Credit Agreement”), $174.0 million of 11 (1/2)% Senior Subordinated Notes (the “Notes”), $50.8 million under the DIP Facility, $4.5 million under our Canadian credit agreement and $4.9 million of fixed asset and other notes payable.

     Of the $191.8 million of borrowings outstanding under the Credit Agreement, $94.3 million was borrowed under a term loan payable through 2006 and $97.5 million was borrowed under the revolving credit commitment. In connection with the Credit Agreement, the Company granted to BOA a security interest in essentially all of the assets, including receivables, of the Company.

     As a result of the Chapter 11 filings, approximately $369.0 million of our total debt outstanding has been classified as liabilities subject to compromise. This includes the $191.8 million of borrowings under the Credit Agreement and $174.0 million of Senior Subordinated Notes outstanding. It does not include the debt of our Canadian subsidiaries or the DIP Facility which was obtained after the Filing Date. In addition, we have not made interest payments on our obligations under the Credit Agreement since July of 2001 and did not make our semi-annual interest payments due October 15, 2001 and April 15, 2002 under the Notes. As a result, approximately $12.4 million of prepetition accrued interest related to the Credit Agreement and the Notes has been included in liabilities subject to compromise. We have not accrued any interest on our prepetition debt obligations since the Filing Date.

     In October 2001, we entered into the DIP Facility that was subsequently amended and partially replaced in March 2002, which includes: 1) the Transit Revolver with Matlin Patterson for up to $30 million (subsequently increased to $45 million, as discussed below) of financing supporting the transit services division’s operations; 2) the Bond Support Facility with Matlin Patterson for up to $40 million of collateral supporting the transit services division’s project surety bonds underwritten by Travelers; 3) the Bonding Facility with Travelers for up to $100 million of surety bond commitment supporting the Debtor’s project bonding requirements; and 4) the TP&S Revolver with certain lenders represented by BOA as administrative agent for up to $35 million of financing and letter of credit commitments supporting the track services and products & services divisions’ operating cash obligations and project bonding requirements. The DIP Facility matures on September 30, 2002.

     Under the Transit Revolver (as amended and restated), we are obligated to pay: 1) an up-front fee of 3.00% of the aggregate commitments; 2) an unused commitment fee of 0.50% per annum on the average daily unused portion of the commitment; and 3) an additional fee of $900,000 (together, with the Additional Fee for the TP&S Revolver referred to below, the “Additional Fees”) if we do not have a plan of reorganization acceptable to Matlin Patterson, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the Transit Revolver bear interest at the prime rate plus 3.00%.

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

     Under the TP&S Revolver, we are obligated to pay: 1) an up-front fee of 3.00% of the aggregated commitment amount; 2) an administrative fee of $125,000; 3) a letter of credit fee of 1.50%; and a fronting and negotiation issuer fee of 0.125% per annum, both calculated on the average daily maximum amount to be drawn under the letters of credit from the date of issuance to the date of expiration; 4) a monthly adequate protection payment of $500,000; and 5) an Additional Fee of $750,000 if we do not have a plan of reorganization acceptable to Matlin Patterson, BOA and Travelers confirmed by the Bankruptcy Court by April 30, 2002 and/or consummated by May 15, 2002. Borrowings under the TP&S Revolver bear interest at the prime rate plus 3.00%.

     On February 1, 2002, the Bankruptcy Court authorized the amendment and restatement of the Transit Revolver to, among other things, provide for an increase in the amount of the commitment thereunder from $30 million to $45 million, of which $15 million represents a letter of credit to secure certain of the Company’s insurance obligations. In connection with the amendment, the Company is obligated to pay a letter of credit issuance fee equal to $225,000, payable in four equal quarterly installments beginning on March 31, 2002. On March 5, 2002, the Bankruptcy Court authorized the Debtors to replace the TP&S Revolver with a substantially identical revolving facility. In connection with the replacement of the TP&S Revolver, the lenders under both the Transit Revolver and the TP&S Revolver agreed to extend the triggering deadlines for the payment of the Additional Fees referred to above to the dates indicated above. The Additional Fees discussed above became due on May 7, 2002. As of the date of this filing, the Company has not paid the Additional Fees. A liability for these fees is included in other accrued liabilities on the accompanying consolidated balance sheet as of June 30, 2002. As of August 1, 2002, approximately $45.0 million was outstanding under the Transit Revolver, consisting of $30.0 million of borrowings and a $15.0 million letter of credit; $31.7 million was outstanding under the TP&S Revolver, consisting of $21.2 million of borrowings and $10.5 million of letters of credit; and we had approximately $11.7 million of collateral outstanding under the Bonding Facility.

     Our obligations under the DIP Facility are jointly and severally guaranteed by each of the other Debtors. Generally, pursuant to the DIP Facility agreements, we have granted to the DIP Facility lenders first priority liens and security interests (subject to valid, perfected, enforceable and non-avoidable liens existing as of the Filing Date and other carve-outs and exceptions as fully described in the DIP Facility and the Bankruptcy Court orders related thereto) in all of the Debtors’ property. The DIP Facility agreements limit, among other things, our ability to incur additional indebtedness or obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, and to merge or consolidate with any other entity. The DIP Facility also limits our ability to file certain “Material Pleadings” in our Chapter 11 case, unless we first obtain the consent of BOA, Matlin Patterson and Travelers. Pleadings requiring the consent of BOA, Matlin Patterson and Travelers include, among others, a plan of reorganization and disclosure statement, material asset sale motions, and an employee retention plan motion. The DIP Facility contains customary representations, warranties and covenants, including certain financial covenants and DIP Facility usage covenants. The breach of any such provisions, to the extent not cured or waived within applicable grace or cure periods, could result in our inability to obtain further advances under the DIP Facility and the potential exercise of remedies by the lenders under the DIP Facility, which could materially impair our ability to reorganize under Chapter 11 and could force us into a liquidation. In a liquidation, holders of our public and unsecured debt and holders of our equity would likely receive no value for their respective interests. There can be no assurance that the funding provided by the DIP

Facilities will be sufficient to satisfy our working capital needs or that we will be able to secure additional financing if needed. We are currently in compliance with the covenants under the DIP Facility.

     Contractual Obligations and Commitments. The following table presents projected payments and expirations under our contractual obligations and commercial commitments as of June 30, 2002 (in thousands):

	Payments Due and/or Expiration By Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations
Long-term debt (a)	$270,250	$270,250	$—	$—	$—
Capital lease obligations (b)	2,956	2,226	730	—	—
Operating leases (c)	25,473	8,761	10,789	3,936	1,987

Total contractual cash obligations	$297,751	$280,309	$11,519	$3,936	$1,987

Other Commercial Commitments
Lines of Credit (d)	$152,768	$152,768	$—	$—	$—
Letters of Credit (e)	22,161	8,307	13,654	200	—

Total commercial commitments	$174,929	$161,075	$13,654	$200	$—

(a)	Long term debt includes approximately $174.0 million of Notes due in 2009, $94.3 million under the term loan portion of the Credit Agreement payable through 2006 and $2.0 million of seller notes due through 2002 related to the purchase of one of our subsidiaries. As a result of the bankruptcy, these obligations have been classified as liabilities subject to compromise in the consolidated balance sheet as of June 30, 2002 and have been included as due in less than one year for purposes of this schedule.

(b)	As a result of the bankruptcy, all of our capital lease obligations, with the exception of the capital lease obligations of our non-debtor Canadian subsidiaries, have been classified as liabilities subject to compromise in the consolidated balance sheet as of June 30, 2002 and have been included as due in less than one year for purposes of this schedule.

(c)	We lease various office buildings, machinery, equipment and vehicles under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

(d)	Lines of credit include $97.5 million under the revolving credit portion of the Credit Agreement due in 2004, $50.8 million under the DIP Facility due in 2002 and $4.5 million under our Canadian credit facility which is payable on demand with no set final maturity. As a result of the bankruptcy, the amount due under the revolving credit portion of the Credit Agreement has been classified as a liability subject to compromise in the consolidated balance sheet as of June 30, 2002 and has been included as due in less than one year for purposes of this schedule.

(e)	As of June 30, 2002, we had letters of credit and other collateral outstanding of approximately $22.2 million under the DIP Facility.

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

     Bankruptcy Cases. Our commencement of Chapter 11 cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to complete our contracts and process them in an efficient manner is subject to significant uncertainty. In addition, our relationships with our customers and suppliers may suffer as a result of our bankruptcy. While in Chapter 11, we may sell or otherwise dispose of assets (subject to provisions of the DIP Facility and Bankruptcy Court approval), and liquidate or settle liabilities and claims, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements. Additionally, deadlines have been established for the assertion of pre-Filing Date claims against the Company (commonly referred to as bar dates), including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations. There can be no assurance that we will be able to confirm a plan or comply with the terms of the DIP Facility. On March 15, as discussed previously, the Company filed a plan of reorganization in the U.S. Bankruptcy Court for the District of Maryland in Baltimore for itself and twenty-two of its domestic debtor subsidiaries. On June 18 and August 2, 2002, amended versions of the Plan were filed. The Plan is subject to confirmation and Bankruptcy Court approval and requires the Debtors to have sufficient funds on hand on the effective date to comply with claim treatments as proposed in the Plan. There can be no assurance that the Company will in fact have such sufficient funds or that the Bankruptcy Court will approve the Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the $55.3 million outstanding as of June 30, 2002 under the post petition DIP Facility and non-debtor Canadian line of credit. All of that debt is priced at interest rates that float with the market. A 50 basis point movement in the interest rate on our floating rate debt could result in an approximately $0.3 million annualized increase or decrease in interest expense and cash flows. We will from time to time enter into interest rate swaps on our debt, when we believe there is a clear financial advantage for doing so. We do not use derivative financial or commodity instruments for trading purposes and the use of such instruments is subject to strict approval levels by senior officers. Typically, the use of such derivative instruments is limited to interest rate swaps on our outstanding long-term debt. Our exposure related to such derivative instruments is, in the aggregate, not material to our financial position, results of operations and cash flows. There were no swap agreements in effect as of June 30, 2002.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     On September 20, 2001, the Company and 22 of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Baltimore Division). The Company is currently operating as a debtor-in-possession under the supervision of the Bankruptcy Court. The following are the material developments which have occurred since April 1, 2002:

•	On May 9, 2002, the Company filed a motion with the Bankruptcy Court requesting authority to employ James Kimsey as President and Chief Operating Officer. Pending Bankruptcy Court consideration of this motion, Mr. Kimsey has been serving the Company in an “at-will” capacity. A hearing to consider this application presently is scheduled to take place on September 3, 2002.

•	On June 18, 2002 and August 2, 2002, the Company filed amended versions of its plan of reorganization with the Bankruptcy Court. The Plan, as amended, contemplates full repayment of debtor-in-possession or DIP claims, satisfaction of secured claims held by certain of the Company’s pre-petition secured lenders through the issuance of a new secured note, and preferred stock and warrants, and satisfaction of the balance of claims held by the Company’s pre-petition secured lenders through the conversion of such claims into substantially all of the equity of the reorganized company. The Plan also provides that holders of the Company’s $174.0 million 11 1/2% senior subordinated notes due in 2009 and unsecured creditors that were not authorized by the Bankruptcy Court to be paid as critical vendors will, provided their Plan class votes to accept the Plan, receive 3% of the stock of the reorganized company and that the interests of the current equity holders of the Company will be eliminated. Confirmation of the Plan remains subject to Bankruptcy Court approval and certain other conditions.

•	On August 6, 2002, the Bankruptcy Court approved the Company’s disclosure statement which provides a summary of the plan of reorganization, as well as other information to the Debtors’ businesses and reorganization cases. The Bankruptcy Court also established September 23, 2002 as the hearing date to consider approval of the Plan.

     Shortly before May 9, 2002, InfraSource, Inc. (“InfraSource”) notified the Company for the first time of an alleged breach of non-compete agreements by Jim Kimsey, and repeatedly thereafter, InfraSource demanded that the Company terminate Mr. Kimsey’s employment or be prepared to defend itself against alleged claims for tortuous interference with certain contracts and for unfair competition. In response to these threats, the Company filed an adversary proceeding in the Bankruptcy Court on June 6, 2002 seeking a declaratory judgment against InfraSource, asking the Bankruptcy Court to declare that the Company did not tortuously interfere with certain contracts or compete unfairly. InfraSource counterclaimed against the Company seeking injunctive relief and damages. In addition, on June 12, 2002, InfraSource and one of its subsidiaries filed a civil action against Mr. Kimsey in a Pennsylvania state court, seeking, among other things, to enjoin Mr. Kimsey from working for the Company and to compel Mr. Kimsey to return certain documents. Mr. Kimsey removed the civil action to federal court in Pennsylvania, after which, by agreement of the parties, the matter (now an adversary proceedings before the Bankruptcy Court) was transferred to the Bankruptcy Court. The plaintiffs then filed a motion to remand the action to Pennsylvania state court, which motion was denied by the Bankruptcy Court, as was the motion for abstention filed by InfraSource in the declaratory judgment action. Consequently, both adversary proceedings remain pending before the Bankruptcy Court and a trial in request for preliminary and permanent injunctive relief is scheduled for September 3, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Disclosure Statement to Debtors’ Second Amended Joint Plan of Reorganization, dated as of August 8, 2002.	+

99.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

99.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

     (b)  Reports on Form 8-K:

     A current report on Form 8-K, which included and reported “Changes in Registrant’s Certifying Accountant” under Item 4, was filed on August 6, 2002, and announced that Arthur Andersen LLP, the Company’s auditor of record, had notified the Securities and Exchange Commission that it is unable to perform future audit services for the Company and, as a result, Arthur Andersen’s relationship with the Company is effectively terminated.

     A current report on Form 8-K, which included and reported “Changes in Registrant’s Certifying Accountant” under Item 4, was filed on August 13, 2002, and announced that PricewaterhouseCoopers LLP has been retained by the Company as its independent auditors and tax accountants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2002

RAILWORKS CORPORATION

/s/ John Polatz
John Polatz
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Disclosure Statement to Debtors’ Second Amended Joint Plan of Reorganization, dated as of August 8, 2002.	+

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

99.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.